Form 10QSB
period 1997-12-31
DIRECT RX INC
filed 1998-02-13
CIK 949925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB



      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarter Ended December 31, 1997
                                    OR
      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23031


                                DIRECT RX, INC.
      (Exact name of small business issuer as specified in its charter)


              STATE OF OHIO                         34-1711778
              -------------                         ----------
     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)             Identification No.)


    5905 Hampton Oaks Parkway, Suite A, Tampa, Florida          33610
    --------------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


       Issuer's telephone number, including area code: (813) 628-0804




Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at no par value as of February 9, 1998 was 2,568,761 (exclusive of Treasury Shares).



                                  Form 10-QSB

                       DIRECT RX, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                        DECEMBER 31, 1997 (UNAUDITED)


                                                          DECEMBER 31,
                                                             1997
                                                      ------------------
                      ASSETS

Current assets:
 Cash and cash equivalents                            $            7,561
 Accounts receivable, net of allowance for doubtful
   of $30,000                                                    272,599
 Inventories                                                     204,313
 Prepaids and other current assets                                22,408
                                                      ------------------
TOTAL CURRENT ASSETS                                             506,881

Property and equipment, at cost, net of accumulated
 depreciation of $36,372                                         181,931
Intangible assets, net of accumulated amortization
 of $13,062                                                        9,379
Other assets                                                      14,185
                                                      ------------------
TOTAL ASSETS                                          $          712,376
                                                      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                     $          366,825
 Accrued expenses                                                 13,846
 Customer deposits                                                48,522
 Shareholder loan                                                123,324
 Note payable                                                     15,199
 Current installments of long-term obligations                    15,378
                                                      ------------------
TOTAL CURRENT LIABILITIES                                        583,094

Long-term obligations:
 Long-term obligations, excluding current installments            43,959
                                                      ------------------
TOTAL LONG-TERM OBLIGATIONS                                       43,959
                                                      ------------------
TOTAL LIABILITIES                                                627,053

Shareholders' equity:
 Common stock, without par value, at stated value.
   Authorized 3,000,000 shares; issued and outstanding
   2,068,761 shares                                                  500
 Additional paid-in capital                                      898,323
 Accumulated deficit                                            (835,894)
 Net income                                                       22,394
                                                      ------------------
TOTAL SHAREHOLDERS' EQUITY                                        85,323
                                                      ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $          712,376
                                                      ==================



               See notes to consolidated financial statements
                                 Form 10-QSB

                       DIRECT RX, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)



                                                      THREE MONTHS           NINE MONTHS
                                                         ENDED                  ENDED
                                                   DECEMBER 31, 1997      DECEMBER 31, 1997
                                                  ------------------     ------------------
Net revenues                                      $          651,975     $        1,543,735
Cost of goods sold                                           498,884              1,127,504
                                                  ------------------     ------------------
GROSS PROFIT                                                 153,091                416,231

Operating expenses:
 Employee leasing                                             81,532                223,826
 Selling, general and administrative expenses                 74,487                168,739
                                                  ------------------     ------------------
TOTAL OPERATING EXPENSES                                     156,019                392,565
                                                  ------------------     ------------------
OPERATING INCOME                                              (2,928)                23,666

Other income (expense):
 Other income                                                      0                 10,636
 Interest expense                                             (2,654)               (11,908)
                                                  ------------------     ------------------
TOTAL OTHER INCOME (EXPENSE)                                  (2,654)                (1,272)
                                                  ------------------     ------------------
NET INCOME                                        $           (5,582)    $           22,394
                                                  ==================     ==================
Per share of common stock                         $             0.00     $             0.01
                                                  ===================    ==================

Shares used in computing per share information             2,068,761              2,068,761





                See notes to consolidated financial statements
                                 Form 10-QSB

                         DIRECT RX, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)



                                   COMMON STOCK       ADDITIONAL                    NET
                               --------------------    PAID-IN   ACCUMULATED   SHAREHOLDERS'
                                SHARES      DOLLARS    CAPITAL     DEFICIT     EQUITY (DEFICIT)
                               ----------   -------    -------   -----------   --------------
BALANCES AT MARCH 31, 1997     1,248,765     $500      $792,177   $ (835,894)   $ (43,217)

Net income                                                            22,394

Expired options not converted   (341,468)


Shares issued for debt
  conversion                   1,061,464                106,146

Shares issued in exchange
  for stock in subsidiary        100,000
                               ----------------------------------------------------------

BALANCES AT DECEMBER 31, 1997  2,068,761     $500      $898,323   $ (813,500)   $  85,323
                               ==========================================================





                See notes to consolidated financial statements
                                 Form 10-QSB

                        DIRECT RX, INC. AND SUBSIDIARY
                    CONDOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)


CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net income                                            $           22,394

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                                   19,340
    Provision for losses on accounts receivable                     11,000
    Changes in operating assets and liabilities:
      Accounts receivable                                         (165,831)
      Inventory                                                    (79,635)
      Prepaid expenses                                              (7,160)
      Accounts payable and accrued expenses                        141,565
      Customer deposits                                             16,333
                                                        ------------------
NET CASH USED IN OPERATING ACTIVITIES                              (41,994)
                                                        ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Increase in deposits                                              (1,898)
  Purchases of property and equipment                              (93,538)
  Increase in intangible assets                                       (324)
                                                        ------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                (95,760)
                                                        ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          78,835
  Proceeds from shareholder loan                                    33,408
  Proceeds from issuance of common stock                           106,146
  Repayments of debt and capital lease obligations                (109,655)
                                                        ------------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                108,734
                                                        ------------------

NET INCREASE (DECREASE) IN CASH                                    (29,020)

CASH AT BEGINNING OF PERIOD                                         36,581
                                                        ------------------
CASH AT END OF PERIOD                                   $            7,561
                                                        ==================



                See notes to consolidated financial statements
                                 Form 10-QSB

Direct Rx, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 1997

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the consolidated financial statements and footnotes included in the Company's and Subsidiary's Form 10-SB for the year ended March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Net Income (Loss) for the three and nine months ended December 31, 1997 was $(5,582) and $22,394 respectively whereas net revenue during the same period was $651,975 and $1,543,735. Gross Profit as a percentage of net revenue for the three month period ended December 31, 1997 was 23% as compared to 27% for the nine month period ended December 31, 1997. Gross margin for the three months ending December 31, 1997 was affected by the UPS strike and increased freight charges through alternate means.

         The diabetic supply division of the Company has been gaining in revenue, and due to low margin it has come to break even based upon net revenue of $93,855 for the three months ended December 31, 1997.

         Although in the opinion of the management of the Company, the above data reflects positive information concerning the present operations of the Company, there can be no assurance that the Company's results of operations will continue to the same extent or in the same manner as reflected above.


                                  Form 10-QSB

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital position is poor. Thus far, the Company's principal sources of liquidity are internally generated funds and loans from within the Company. The Company is in the process of exploring the possibility of private placement or equity infusion. The Company is also currently negotiating a line of credit with the bank.

         Management is hopeful liquidity and capital difficulties will be resolved but provides no assurance.



                                  Form 10-QSB

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS - NOT APPLICABLE

ITEMS 2 THROUGH 4. - NOT APPLICABLE

ITEM 5. OTHER INFORMATION

         The Company has filed Form 15C211 with NASD and is in the process of listing its outstanding capital stock on Pink Sheets.

         The Company, a corporation duly organized and presently incorporated pursuant to and under the laws of the State of Ohio, is also in the process of merging into Direct Rx Healthcare, Inc., a newly formed corporation duly organized and incorporated pursuant to and under the laws of the State of Florida and a wholly owned subsidiary of the Company ("Florida Company"), for the purpose of changing the domicile of (reincorporating) the Company to the State of Florida. The Florida Company will be the surviving corporation. In connection with this merger, the Company will do a stock conversion whereby the common capital stock of the Company will be converted into the common capital stock of the Florida Company on a one-to-one basis. Thereafter, in all probability, Nu-Wave Health Products, Inc., a wholly owned subsidiary of the Company that generates a substantial portion of the revenues of the Company, will be merged into the Florida Company. As a result of the above, all of the Company's present and future business will be operated through one corporation, the Florida Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS.

      27  -  Financial Data Schedule (for SEC use only).

(b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.





                                  Form 10-QSB

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            DIRECT RX, INC.


Date: February 9, 1998                      By: /s/ Jugal K. Taneja
                                                ----------------------------
                                                Jugal K. Taneja
                                                Chairman of the Board,
                                                Chief Executive Officer



Date: February 9, 1998                      By: /s/  Cani I. Shuman
                                                -----------------------------
                                                Cani I. Shuman
                                                Chief Financial Officer





                                  Form 10-QSB