Form 10KSB40
period 1998-03-31
NU WAVE HEALTH PRODUCTS INC
filed 1998-06-16
CIK 949925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23031

                          NU-WAVE HEALTH PRODUCTS, INC.
                       (Formerly known as Direct Rx, Inc.)
                       -----------------------------------
                 (Name of small business issuer in its charter)

                     STATE OF FLORIDA                                                34-1711778
                     ----------------                                                ----------
(State of or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

      5905-A Hampton Oaks, Parkway, Tampa, Florida                                      33610
      --------------------------------------------                                      -----
       (Address of Principal Executive Officers)                                      (Zip Code)

                    Issuer's telephone number: (813) 628-0804

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.
                                                                        -----

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                        Common Stock (without par value)
                        --------------------------------
                                (Title of Class)

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $2,368,285.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined. The Company has filed Form 15C211 with NASDAQ to list the common stock of the company on the OTC Bulletin Board in order to create marketability for the stock.

         Number of shares outstanding of the issuer's common stock, as of June 1, 1998 was 3,823,547.

                   DOCUMENTS INCORPORATED BY REFERENCE: None.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Direct Rx, Inc. ("Direct Rx"), an Ohio corporation, was incorporated on June 30, 1992. Direct Rx, through it's Diabetes Supplies division, is engaged in the mail order business of selling a broad range of diabetic equipment and supplies and, through its wholly-owned subsidiary, in the business of creating, manufacturing and packaging of non-prescription pharmaceutical and health products on an international basis.

         Nu-Wave Health Products, Inc. ("Nu-Wave") was a wholly-owned subsidiary corporation of Direct Rx, Inc. Nu-Wave was incorporated on May 1, 1995, as a Florida corporation under the name of Solstice, Inc. Pursuant to amended Articles of Incorporation, its name was changed to Nu-Wave on September 25, 1995. In September 1995, Direct Rx, Inc. acquired 80% of the issued and outstanding common stock of Nu-Wave. On July 15, 1997, Direct Rx, Inc. acquired the remaining 20% minority interest, resulting in Direct Rx, Inc. then owning 100% of Nu-Wave. Nu-Wave is engaged in the business of creating, manufacturing and packaging of non-prescription medications and health products on an international basis.

         It was determined by Management that it would be in the best interest of Direct Rx and Nu-Wave to change the domicile of the corporation or reincorporate to the State of Florida, where its executive offices are now located and a substantial portion of its business is now located. In addition, all of the Directors and Officers of the Company now reside in Florida. It was further determined to consolidate the operations of Direct Rx and Nu-Wave and to change the name of the corporation to Nu-Wave Health Products, Inc. ("Company"), which has significant name recognition with the Company's market. The above has been accomplished through two merger transactions approved by the various Boards Of Directors and Management as controlling shareholders of the Company.

         First, a new wholly-owned subsidiary of the Direct Rx, Inc. was formed under the name of Direct Rx Healthcare, Inc., incorporated on January 27, 1998, as a Florida corporation. Direct Rx, Inc. was then merged into Direct Rx Healthcare, Inc. on March 19, 1998, with Direct Rx Healthcare, Inc. as the surviving corporation.

         Subsequently, Nu-Wave, the already existing subsidiary of Direct Rx, Inc., was merged into Direct Rx Healthcare, Inc. with Direct Rx Healthcare, Inc. as the surviving corporation. Its Articles of Incorporation were amended on April 1, 1998 to change the name of the corporation to Nu-Wave Health Products, Inc. It is not believed that the merger will have any material effect on the operations or the management of the Company. All officers and management of the Company remained the same.

         The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         A.       COMPANY

         The Company is engaged in the business of creating, manufacturing and packaging of a wide variety of non-prescription medications and health products for companies that sell through numerous channels of distribution, on an international basis. These products include nutritional supplements, over-the-counter pharmaceuticals, cosmetics, extracts, lotions, creams, gels, liquids, powders, capsules and tablets. Depending upon the specific needs of the customer, the products are manufactured in bulk or packaged under private label. Although the Company has customers on an international basis, the highest concentration of its customer base is currently located in the in the United States.

         The Company manufactures and packages approximately 99% of its non-prescription medications and health products. The Company's manufacturing processes are specifically designed to insure the highest quality control. Substantially all of the Company's products are manufactured from readily available raw material. Significant difficulties have not been encountered in purchasing supplies of principal raw material or finished goods.

         The Company markets its manufactured products to companies, which sell through numerous different channels of distribution, including health food, drug, convenience and mass market stores, through direct salespersons, brokers, manufacturer representatives, distributors, and through marketing companies.

         The Diabetes Supplies division has been engaged in the mail-order sale of diabetic supplies and equipment for use in measuring and controlling blood sugar levels. The primary products are testing meters and strips. The Company also sells a variety of associated products, such as transfer pipets and glucose tablets for diabetics. The Diabetes Supplies division of the Company markets its products of diabetic supplies and equipment to customers through print media and manufacturer referral.

         The mail-order Diabetes Supplies division is a small portion of the business of the Company. The Company is currently considering various options of divesting the Diabetes Supplies division in order that it may concentrate its efforts on its manufacturing operations.

         The principal office of the Company and its manufacturing facility is currently located at 5905-A Hampton Oaks Parkway, Tampa, Florida. The Diabetes Supplies division of the Company is operated out of its offices located at 275 Curry Hollow Road, Pittsburgh, Pennsylvania.

         The business or any of the segments of the business of the Company is not seasonal and the business or any of the segments of the business of the Company are not in any material way dependent upon any patents, trademarks, licenses, franchises or concessions.

         B.       COMPETITION

         The industry in which the Company is engaged is characterized by intense competition. The Company competes against established pharmaceutical and consumer product companies that currently market products which have identical active ingredients or are equivalent or functionally similar to or in competition with those which the Company manufactures. In addition, numerous companies are developing or may, in the future, engage in the development of products competitive with those manufactured by the Company. The Company believes it competes effectively against its competitors on the basis its ability to develop new products, the quality of products, competitive pricing, and service.

         The industry in which the Diabetes Supplies division of the Company is engaged is characterized by intense competition. The Company competes against established pharmaceutical and consumer product companies that currently market products which have identical active ingredients or are equivalent or functionally similar to or in competition with those which the Diabetes Supplies division markets. The Company believes it competes effectively against its competitors on the basis of price and service.

         C.       QUALITY CONTROL

         The manufacture of the Company's products is in accordance with the Good Manufacturing Practices prescribed by the FDA, all other applicable regulatory standards, and the Company's own rigorous quality control procedures. The Company places special emphasis on quality control. The Company has formal written quality control procedures that outline specific procedures to be followed from the acceptance of raw materials, production processes, inspections during the manufacturing, labeling, and packaging process, through the testing of finished products. See "Business - Government Regulation" below.

         The Company maintains a modern well-equipped manufacturing facility, that has the capability of adhering to any current and anticipated regulatory requirements. Raw materials when received, are initially held in quarantine during which time the Company's quality assurance department confirms the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned, required samples are retained, and the material is processed by formulating, blending, and encapsulating when required.

         D.       GOVERNMENT REGULATION

         The Company is subject to regulation by one or more federal agencies in processing, formulation, packaging, labeling and advertising of the Company's products including the United States Food and Drug Administration ("FDA"), the Federal Trade Commission, the Consumer Product Safety Commission, the United States Postal Service, the United States Department of Agriculture and the Environmental Protection Agency. Activities of the Company are also regulated by various agencies of the states and localities in which the Company's products are sold.

         The Company manufactures vitamins, minerals, herbs, and other similar nutritional substances ("dietary supplements") and over-the-counter drug products. The FDA is primarily responsible for regulation of the manufacture, labeling, and sale of vitamins and mineral supplements. The Dietary Supplement Health and Education Act of 1994 ("DSHEA") was signed into law in October 1994. This law, which amends the Federal Food, Drug and Cosmetic Act, defines dietary supplements as a separate and distinct entity, and not as food additives. Vitamins, minerals, herbs and other nutritional substances are included in this definition. It provides for the use of third party scientific literature which shall not be regulated as labeling by the FDA, so long as it is not false or misleading. The DSHEA also delayed the FDA's requirements for extensive product label changes which were to be applied to products manufactured after July 1, 1995. It directs the FDA to publish new label regulations for supplements with a mandatory effective date of December 31, 1996, and provides a set of different label requirements for ingredient content information. No modifications were made on the requirements and proscriptions regarding health claims for dietary supplements. The DSHEA also introduced the concept of Good Manufacturing Practices to the industry of dietary supplement manufacturers. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements.

         In house training is provided to all applicable employees and safety meetings are frequently held to insure compliance with regulations. The record keeping and reporting requirements of the FDA have been complied with by the Company. The Company believes that it is in compliance with all environmental regulations affecting the Company.

         E.       INDUSTRY SEGMENTS

         For the year ended March 31, 1998, the Company had the following revenues from the mail-order business, Diabetes Supplies, and from the health products manufacturing business, Nu-Wave:


                                                              Revenue As                    Gross Profit As
                                              Revenues       A Percentage                    A Percentage
                                            March 31, 1998     Of Total           Gross        Of Total
                                             (12 months)       Revenues           Profit       Revenues
                                             -----------       --------           ------       --------
Mail-order business, Diabetes Supplies        $  461,349          19%            $ 23,500          1%
Health products manufacturer                   1,906,936          81%             518,120         22%

         F.       EMPLOYEES

         As of March 31, 1998, the Company had twenty (20) employees (deemed leased employees) and a consultant in connection with its health products manufacturing operation, all of which are located in the Tampa, Florida office. The employees at the Tampa location are deemed leased employees pursuant to a Service Agreement by and between the Company and Nations Staffing, Inc. ("NSI"), with offices at 11701 Belcher Road, Suite 116, Largo, Florida. Pursuant to the agreement, NSI pays all payroll and salaries of the employees and provides workers' compensation insurance and hospital and medical benefits. The Company had one (1) full-time and one (1) part-time employee in connection with the mail-order Diabetes Supplies division, all of which are located in the Pittsburgh, Pennsylvania office.

         At the present time, the Company has no profit sharing or pension plan or any other form of retirement plan for its employees, including executive officers. The Company considers its employee relations to be satisfactory and has experienced no work stoppages. Employees of the Company are not represented by a labor union.

         G.       RISK FACTORS

         If any source of a product's ingredients becomes unavailable, the Company believes that alternative sources of supply are available at comparable prices. In the event the Company was unable to find alternate sources at competitive prices on a timely basis for its principal products, the Company could be materially adversely affected.

         For the year ended March 31, 1998, four (4) customers represented approximately 67% of consolidated revenues in fiscal 1998. The loss of one or more of these customers in all likelihood would have a material adverse effect on the financial condition of the Company, at least on a short term basis.

         Any modifications to the FDA's regulatory authority could subject the Company to additional expenses in order to comply with more stringent requirements or could have a materially adverse impact on the Company if products were to become limited.

         H.       FUTURE PLANS

         Additional manufacturing and/or packaging equipment has been purchased during fiscal year 1998 and subsequently to fiscal year end, to help meet the expanded capacity requirements of its current and future business.

         Management of the Company is considering acquiring manufacturing companies, distribution companies, and marketing companies. In order to accomplish its future plans, the Company is considering raising capital either through private placement or a secondary public offering.

ITEM 2. PROPERTIES.

         The Company does not own or hold any legal or equitable interest in any real estate. The offices in Tampa, Florida are leased pursuant to a five year lease that expires on November 30, 2000. The Company has an option to renew the lease at the end of the five year term. The rental under the lease is $7,032.50 per month subject to yearly adjustment for shared property operating expenses. This facility serves as the Company's corporate headquarters, manufacturing, warehousing, and shipping facility. Management is currently seeking an additional manufacturing facility to meet the increased capacity requirements of growing customer demand. The Company uses offices in Pittsburgh, Pennsylvania of one of its principal customers at no cost to the Company.

         In January 1998, the Company leased a second property in Tampa, Florida which is being utilized for additional storage and warehouse for its manufacturing operations. This lease is for a term of two years that expires on December 30, 2000, a with an annual rental of $15,300.00.

         In the judgment of management, the leases described above reflect rent at current fair market value.

         As of March 31, 1998, the Company had furniture, equipment, and leasehold improvements, net of accumulated depreciation, in the amount of $176,462.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Direct Rx, Inc. (the Ohio corporation) held a meeting of its shareholders on February 10, 1998, at the offices of the corporation, 5905-A Hampton Oaks Parkway, Tampa, FL 33610 for approval of the merger of the corporation into Direct Rx Healthcare, Inc. (the newly formed Florida corporation), for the purpose of changing the domicile of the Corporation to the State of Florida, pursuant to the Agreement and Plan of Merger. Present in person and/or by proxy were persons holding 2,568,761 shares of common stock of the corporation, which represented 75% of the issued and outstanding shares of such common stock. There was therefore a quorum present. The merger was unanimously approved by all the shareholders present holding 2,568,761 shares of the common stock of Direct Rx, Inc.

         Direct Rx Healthcare, Inc. (the Florida Corporation), being the holder of 100% of the issued and outstanding common stock and the sole shareholder of Nu-Wave Health Products, Inc. (the wholly-owned subsidiary) took action by unanimous written consent, in lieu of a meeting of its shareholders, on February 28, 1998 to approve the merger of Nu-Wave Health Products, Inc. (the wholly-owned subsidiary) into Direct Rx Healthcare, Inc. pursuant to the Agreement and Plan of Merger. The merger was adopted by the Board of Directors and the Shareholders of Direct Rx, Healthcare Inc. on February 28, 1998.

         Direct Rx Healthcare, Inc. (the Florida Corporation), held a meeting of its shareholders on March 2, 1998, at the offices of the corporation, 5905-A Hampton Oaks Parkway, Tampa, FL 33610 for approval of the merger of Nu-Wave Health Products, Inc. (the wholly-owned subsidiary) into Direct Rx Healthcare, Inc. pursuant to the Agreement and Plan of Merger. Present in person and/or by proxy were persons holding 2,568,761 shares of common stock of the corporation, which represented 75% of the issued and outstanding shares of such common stock. There was therefore a quorum present. The merger was unanimously approved by all the shareholders present holding 2,568,761 shares of the common stock of Direct Rx Healthcare, Inc.

         Pursuant to the Articles of Merger filed March 19, 1998, effective April 1, 1998 by and between Direct Rx Healthcare, Inc. and Nu-Wave Health Products, Inc. the Articles of Incorporation of Direct Rx Healthcare, Inc. were amended to change the name of the corporation to Nu-Wave Health Products, Inc., as per Restated and Amended Articles of Incorporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is currently no established trading market for the common stock of the Company, and the shares are not presently listed. In October 1997, the Company filed Form 10-SB with the United States Securities And Exchange Commission. The Company has filed Form 15C211 with NASD to list the common stock of the company on the OTC Bulletin Board in order to create marketability for the stock

         As of June 1, 1998, there were approximately 400 stockholders, each holding shares of the Company's common stock.

         Historically, the Company has not paid dividends on its common stock and has no present intention of paying dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year 1998 compared to Fiscal Year 1997

         Net sales for fiscal year ended 1998 were $2,368,285 as compared to net sales in 1997 of $960,340. This represents a 147% increase over sales in 1997. The increase is primarily attributable to increased volume in private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

         Gross profits amounted to $541,620 or 23% of sales in 1998 as compared with $347,958 or 36% of sales in 1997. The decrease in the gross margin is principally attributable to the offering of competitive pricing to attract new customers, and an increase in raw material and other production expenses due to certain inefficiencies resulting from growth, which such inefficiencies have now been corrected. It is anticipated by management that this gross margin is now increasing.

         Selling, general and administrative expenses were $527,609 in 1998 and $485,710 in 1997. As a percentage of sales, selling, general and administrative expenses were 22% in 1998 and 51% in 1997. The overall decrease in the percentage of selling, general and administrative expenses is primarily attributable to increased management efficiency and maximum performance of existing personnel.

         Interest expense, net of interest income, was $18,272 in 1998, as compared to $13,859 in 1997. The increase in interest expense in 1998 is a result of greater borrowings to finance the purchase of additional machinery and equipment, and to make additional necessary plant modifications.

         The Company had no income tax expense for the fiscal years 1998 and 1997.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 1998 and 1997. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of $173,804 and ($172,473) at the end of 1998 and 1997, respectively.

         The Company's statement of cash flows for 1998 reflects cash provided by operating activities of $21,085. The provision of cash is primarily attributable to an increase in accounts payable and accrued expenses $213,695, and an increase in unearned revenues $15,341, offset by an increase in accounts receivable ($90,561), an increase in prepaid expenses ($5,064), and an increase in inventory ($171,964). The change in accounts payable, accounts receivable, and inventory is a result of increased sales and operations as well as anticipated future growth.

         Net cash used in investing activities was $50,346 representing the purchase of property and equipment ($37,147) and the acquisition of other assets ($13,199).

         Net cash was also provided by financing activities of $238,633, representing proceeds from related party borrowings $20,000, and proceeds from long-term debt $240,200, offset by repayment of capital lease obligations ($9,321), and repayment of principal borrowings ($12,246).

         During fiscal year 1998, $156,146.40 of notes payable to related parties were converted to 1,561,464 shares of common stock of the Company. Subsequent to fiscal year end, on May 29, 1998, the remaining notes payable to related parties of $81,331.80, including principal and unpaid accrued interest, were converted to 813,318 shares of common stock of the Company.

         The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements. In addition, the Company is considering raising additional capital for acquisitions and working capital either through private placement or a secondary public offering.

         During March and April 1998, the Company received $250,000 from investors and issued non-negotiable promissory notes with stock warrants attached. The notes bear interest at 10% per annum, compounded annually. The due date shall be the earlier of (i) April 30, 1999, or (ii) the closing of a minimum of an additional $1,000,000 of equity financing, by private placement or other non-public offering. The note may be prepaid at any time by the Company to Payee without any penalty or premium. The attached stock warrant entitles the Payee to purchase common stock of the Company (based on one share for each one dollar amount of the principal amount reflected in the note) at a purchase price of $.50 per share. The stock warrant shall expire the earlier of, one year from the closing of an additional $1,000,000 of equity financing, or December 31, 1999.

         In May 1998, 100,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $.50 per share, for gross proceeds of $50,000.

         On May 13, 1998, the Company loaned $100,000 to Energy Factors, Inc.
(EFI), a subsidiary of U.S. Diversified Technologies, Inc., for the purpose of assisting EFI with its working capital needs. The note bears interest at 2% per annum above the Prime Rate as periodically announced by The Wall Street Journal, and is secured by a mortgage on all real and personal property of EFI. The Company is currently in the process of acquiring EFI.

         In June 1998, the Company established a bank line of credit. The principal amount of the note is $200,000. The note bears interest at 4.08% per annum on the unpaid outstanding principal of each advance, payable monthly. The due date is June 3, 1999. The note or any portion thereof may be prepaid without penalty. This line of credit is secured by $200,000 cash maintained in a Money Market account with the bank.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

         Name              Age               Position
         ----              ---               --------
Jugal K. Taneja            53       Chairman of the Board, Chief Executive Officer,
                                    Secretary, and Director

Kotha S. Sekharam          47       President, Treasurer, and Director

Cani I. Shuman             41       Chief Financial Officer

Mihir K. Taneja            23       Vice President of Marketing, Assistant Secretary

Martin A. Traber           51       Director

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board.

         No director of the Company or Nu-Wave receives any compensation or other remuneration for serving on the Board of Directors, except for the reimbursement of any out-of-pocket expenses, if any, incurred by any director in connection with attendance at a meeting of the Board of Directors.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Jugal K. Taneja, has been Chairman of the Board, Chief Executive Officer and a Director of the Company since October, 1991 and has been Chairman of the Board, Secretary and a Director of Nu-Wave since September, 1995. Mr. Taneja also serves as Director, Chief Executive Officer, and Secretary of NuMED Home Health Care Inc. Prior to his association with the Company, Mr. Taneja served as Senior Vice President of Union Commerce Bank and Huntington National Bank from 1979 to 1983.

         Kotha S. Sekharam, has been a Co-Founder, Director, President, and Treasurer of Nu-Wave Health Products, Inc. He has a Ph.D in Food Sciences from Central Food Technological Research Institute, Mysore, India (a United Nations University center) and over 17 years experience in the manufacturing industry, covering foods, supplements, pharmaceuticals, and cosmetics. Prior to Nu-Wave, he was the Director of Research and Development at Energy Factors, Inc. a manufacturer of health products.

         Cani I. Shuman, holds a B.S. degree in Accounting from the University of South Florida and is a Certified Public Accountant. She is presently Chief Financial Officer of Nu-Wave Health Products, Inc. Prior to her employment with Nu-Wave in January 1998, she was employed in public accounting for Hacker, Johnson, Cohen & Grieb, PA, and Copeland and Company, CPAs. Prior to that, she held accounting positions in private industry.

         Mihir K. Taneja, holds a B.A. degrees in Finance and Marketing from the University of Miami. He is presently Vice President of Marketing for Nu-Wave Health Products, Inc. Prior to his employment with Nu-Wave in June 1997, he was employed in various accounting and financial functions for NuMED Home Health Care, Inc., AT Broad & Co., and Bancapital Corp.

         Martin A. Traber, is a partner in the Tampa, Florida office of Foley & Lardner, a national law firm. He has practiced in the areas of corporate finance and securities law for 25 years and is a director of numerous companies (including several in the medical technology field). Mr. Traber graduated magna cum laude in 1970 from Indiana University School of Law, where he was Associate Editor of the Law Review.

ITEM 10. EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE


                                                Annual Compensation(1)
                                                ----------------------
(a)                                     (b)      (c)         (d)           (e)
Name and                                                               Other Annual
Principal Position                     Year    Salary($)   Bonus($)   Compensation($)
------------------                     ----    ---------   --------   ---------------
Jugal K. Taneja, CEO                   1998    $75,000     $5,414        $ -0-
                                       1997    $   -0-     $  -0-        $ -0-

Kotha S. Sekharam, President           1998    $75,000     $5,414        $ -0-
                                       1997    $52,500     $  -0-        $ -0-

(1) All employees, including executive officer, except for employees of the Diabetes Supplies division of the Company, are paid by Nu-Wave and deemed leased employees, pursuant to a Service Agreement by and between Nu-Wave and Nations Staffing, Inc. See "Part I, Item 1. Business, F. Employees. Employees of the Diabetes Supplies division of the Company are paid directly by the Company.

EMPLOYMENT AGREEMENTS

         On July 15, 1997, the Company entered into an employment agreement with Jugal K. Taneja. Pursuant to the agreement, Mr. Taneja is entitled to a performance bonus based upon a percentage of net income, before taxes, and a percentage of annual revenues.

         On July 15, 1997, the Company entered into an employment agreement with Kotha S. Sekharam. Pursuant to the agreement, Dr. Sekharam is entitled to a performance bonus based upon a percentage of net income, before taxes, and a percentage of annual revenues. Dr. Sekharam was granted a stock option for a total of 200,000 shares of the common stock of the Company. The stock option expired December 31, 1997. In addition, Dr. Sekharam is eligible for stock options at such times and on such terms as determined by the Company's Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of June 1, 1998 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's officers and directors; and (iii) the directors and officers of the Company as a group. An asterick indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                               AMOUNT AND
                                                               NATURE OF         APPROXIMATE
TITLE OF          NAME AND ADDRESS                             BENEFICIAL          PERCENT
CLASS             OF BENEFICIAL OWNER                          OWNERSHIP          OF CLASS
-----             -------------------                          ---------          --------
Common            Manju Taneja                                1,964,553 (1)         51%
                  c/o Nu-Wave Health Products, Inc.
                  5905-A Hampton Oaks Parkway
                  Tampa, FL 33610

Common            Jugal K. Taneja
                  c/o Nu-Wave Health Products, Inc.             484,229 (2)         13%
                  5905-A Hampton Oaks Parkway
                  Tampa, FL 33610

Common            Kotha S. Sekharam                             255,000              7%
                  c/o Nu-Wave Health Products, Inc.
                  5905-A Hampton Oaks Parkway
                  Tampa, FL 33610

Common            Cani I. Shuman                                    -0-            -0-
                  c/o Nu-Wave Health Products, Inc.
                  5905-A Hampton Oaks Parkway
                  Tampa, FL 33610

Common            Mihir K. Taneja                                 5,000              *
                  c/o Nu-Wave Health Products, Inc.
                  5905-A Hampton Oaks Parkway
                  Tampa, FL 33610

Common            Martin A. Traber                               30,000              *
                  Foley & Lardner
                  100 North Tampa Street
                  Tampa, FL 33602

Common            All officers and directors as
                  a group (5 persons)                           774,229 (3)         20%


-----------------------------

    *Less than one percent.

(1) Excludes beneficial ownership of (i) 59,000 shares of common stock owned by Jugal Taneja, (ii) 210,229 shares of common stock owned by Carnegie Capital,
(iii) 210,000 shares of common stock owned by First Delhi Trust, (iv) 5,000 shares of common stock owned by Mandeep Taneja, as to which Mrs. Taneja exercises no voting or disposition rights.

(2) Includes beneficial ownership of (i) 210,229 shares of common stock owned by Carnegie Capital, (ii) 210,000 shares of common stock owned by First Delhi Trust, (iii) 5,000 shares of common stock owned by Mandeep Taneja. Excludes 1,964,553 shares beneficially owned by his wife, Manju Taneja, as to which Mr. Taneja exercises no voting or disposition rights.

(3) Includes shares beneficially owned by Jugal Taneja, Kotha Sekharam, Cani Shuman, Mihir Taneja, and Martin Traber.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On July 15, 1997, the Company issued 100,000 shares of its common stock for the remaining 20% of the issued and outstanding common stock of Nu-Wave, resulting in Direct Rx, Inc. then owning 100% of Nu-Wave. Of the 100,000 shares of the Company's common stock issued to the shareholders of Nu-Wave, Kotha Sekharam was issued 55,000 shares of the Company's common stock.

         On August 12, 1997, the Company entered into a joint venture agreement to form 21st Century Health Care Products, LLC ("21st Century"), an Ohio limited liability company. Under the terms of the agreement, the Company will have a 50% ownership and will share profits and losses equally. 21st Century was specifically formed to develop and distribute a children's multivitamin and vegetable supplement product, "Jungle Jerry's Gummy Pals".

         During fiscal 1998, the Company began manufacturing products for J.Labs, Inc. (J.Labs). J.Labs is a company which holds patents for various products which the Company manufactures. The Company pays royalty/brokerage fees for each unit of product sold for which J.Labs holds a patent. J.Labs is a corporation owned by Manju Taneja (the spouse of Jugal Taneja), Mandeep Taneja (the son of Jugal Taneja), Mihir Taneja, Kotha Sekharam, and Madhavi Sekharam (the wife of Kotha Sekharam). The Company is presently considering acquiring J.Labs.

         As of March 31, 1998, the Company owed related parties, the sum of $79,145. The notes bear interest at the prime rate (8.5% at March 31, 1998) which is payable quarterly. The notes and unpaid accrued interest may be repaid in cash or at the holder's option, converted into common stock of the Company at $.10 per share. During fiscal year 1998, $156,146.40 of notes payable and accrued interest were converted into 1,561,464 shares of the common stock of the Company. On May 29, 1998, $81,313.80 of notes payable and unpaid interest, were converted into 813,318 shares of the common stock of the Company.

         The Company believes that material affiliated transactions and loans between the Company and its directors, officers, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS.

Index to Consolidated  Financial Statements and Schedules                F-1

Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997                F-3

Consolidated Statements of Operations for the years ended
         March 31, 1998 and 1997                                         F-4

Consolidated Statements of Shareholders' Equity(Deficit) for
         the years ended March 31, 1998 and 1997                         F-5

Consolidated Statements of Cash Flows for the years ended
         March 31, 1998 and 1997                                   F-6 - F-7

Notes to Consolidated Financial Statements                        F-8 - F-15

(A)(2) EXHIBITS.

         The following exhibits are filed with this report:


2.1      Articles of Merger between Direct Rx Healthcare, Inc. and Direct Rx,
         Inc. filed March 19, 1998.

2.2      Articles of Merger between Direct Rx Healthcare, Inc. and Nu-Wave
         Health Products, Inc. filed March 19, 1998, effective April 1,1998.

3.1      Articles of Incorporation of Direct Rx Healthcare, Inc., filed January
         27, 1998.

10.1     Service Agreement between the Company and Nations Staffing, Inc. dated
         December 23, 1996.

10.2     Employment Agreement between the Company and Jugal K. Taneja dated July
         15, 1997.

10.3 Employment Agreement between the Company and Dr. Kotha S. Sekharam dated July 15, 1997.

10.4     Promissory Note in favor of the Company from Energy Factors, Inc. dated
         May 13, 1998.

10.5     Revolving Line of Credit Agreement between the Company and Republic
         Bank dated June 3, 1998.

27.1     Financial Data Schedule (for SEC use only)



(B) REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K dated April 1, 1998 in connection with the merger, change of domicile and change of name of the company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NU-WAVE HEALTH PRODUCTS, INC.


DATED: June 15, 1998                         By:/s/ Jugal K. Taneja
                                             --------------------------------
                                             Jugal K. Taneja, Chief Executive
                                             Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                  Title                                       Date
---------                  -----                                       ----
/s/ Jugal K. Taneja        Chairman of the Board,                      June 15, 1998
----------------------     Chief Executive Officer,
Jugal K. Taneja            Secretary, and Director

/s/ Kotha S. Sekharam      President, Treasurer, and Director          June 15, 1998
----------------------
Kotha S. Sekharam

/s/ Martin A. Traber       Director                                    June 15, 1998
----------------------
Martin A. Traber

/s/ Cani I. Shuman         Chief Financial Officer                     June 15, 1998
----------------------
Cani I. Shuman

                          NU-WAVE HEALTH PRODUCTS, INC.
                      (FORMERLY DIRECT RX HEALTHCARE, INC.)


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES



Independent Auditors' Report                                             F-2

Consolidated Balance Sheets as of March 31, 1998 and 1997                F-3

Consolidated Statements of Operations for the years ended
         March 31, 1998 and 1997                                         F-4

Consolidated Statements of Shareholders' Equity(Deficit) for
         the years ended March 31, 1998 and 1997                         F-5

Consolidated Statements of Cash Flows for the years ended
         March 31, 1998 and 1997                                   F-6 - F-7

Notes to Consolidated Financial Statements                        F-8 - F-15

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders and
  Board of Directors
Direct Rx Healthcare, Inc.:

We have audited the accompanying consolidated balance sheets of Direct Rx Healthcare, Inc. and Subsidiary as of March 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Direct Rx Healthcare, Inc. and Subsidiary as of March 31, 1998 and 1997 and the results of its consolidated operations and its consolidated cash flows for the years ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.


By: /s/Kirkland, Russ, Murphy & Tapp
    --------------------------------
Kirkland, Russ, Murphy & Tapp


May 7, 1998

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1998 AND 1997

                                                                        1998           1997
                                                                     ---------       --------
                                     ASSETS
Current assets:
Cash                                                                 $ 245,953         36,581
Accounts receivable, net of allowance for uncollectible
  accounts of $33,500 in 1998 and $19,000 in 1997                      193,829        117,768
Inventory, net of reserve for obsolescence of $4,000
  in 1998 and $3,000 in 1997                                           296,642        124,678
Prepaid expenses                                                        20,492         15,428
                                                                     ---------       --------
Total current assets                                                   756,916        294,455

Furniture, equipment and leasehold improvements, net                   176,462        104,948
Intangible assets, net                                                  17,869         12,021
Investment in joint venture                                              5,000             --
Other assets                                                            20,486         12,287
                                                                     ---------       --------

                                                                     $ 976,733        423,711
                                                                     =========       ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Current portion of long-term debt                                    $   8,587          5,633
Current portion of capital lease obligation                             20,340             --
Accounts payable and accrued expenses                                  427,510        239,106
Related party notes payable                                             79,145        190,000
Unearned revenue                                                        47,530         32,189
                                                                     ---------       --------

Total current liabilities                                              583,112        466,928
                                                                     ---------       --------

Long-term debt                                                         225,000             --
Capital lease obligations                                               33,974             --
                                                                     ---------       --------

Total liabilities                                                      842,086        466,928
                                                                     ---------       --------

Shareholders' equity (deficit):
Common stock, no par value, 3,000,000 shares authorized,
     2,910,229 and 1,248,765 shares issued and outstanding                 500            500
Additional paid-in capital                                             958,323        792,177
Accumulated deficit                                                   (824,176)      (835,894)
                                                                     ---------       --------

Net shareholders' equity (deficit)                                     134,647        (43,217)
                                                                     ---------       --------

                                                                     $ 976,733        423,711
                                                                     =========       ========


          See accompanying notes to consolidated financial statements.

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED MARCH 31, 1998 AND 1997


                                                                       1998            1997
                                                                    ----------       ---------
Revenues:
    Diabetic supplies                                               $  461,349         171,017
    Manufacturing                                                    1,906,936         789,323
                                                                    ----------       ---------

                            Total revenues                           2,368,285         960,340

Cost of goods sold:
    Diabetic supplies                                                  437,849         155,408
    Manufacturing                                                    1,388,816         456,974
                                                                    ----------       ---------

                            Total of cost of goods sold              1,826,665         612,382
                                                                    ----------       ---------

                            Gross profit                               541,620         347,958
General and administrative expenses                                    527,609         485,710
                                                                    ----------       ---------

                            Operating income (loss)                     14,011        (137,752)
Other income (expense):
    Management fees                                                         --          (5,700)
    Interest                                                           (18,272)        (13,859)
    Other income and expenses, net                                      15,976         (35,134)
                                                                    ----------       ---------

                                                                        (2,296)        (54,693)
                                                                    ----------       ---------

                            Income (loss) before
                              income taxes                              11,718        (192,445)

Income taxes                                                                --              --
                                                                    ----------       ---------

                            Net income (loss)                       $   11,718        (192,445)

Basic and diluted income (loss) per share                           $      .01            (.15)
                                                                    ==========       =========

Basic and diluted weighted number of common shares outstanding       2,058,446       1,248,765
                                                                    ==========       =========


          See accompanying notes to consolidated financial statements.

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                       YEARS ENDED MARCH 31, 1998 AND 1997


                                                                ADDITIONAL                        NET
                                                 COMMON STOCK    PAID-IN     ACCUMULATED     SHAREHOLDERS'
                                       SHARES       DOLLARS      CAPITAL       DEFICIT      EQUITY (DEFICIT)
                                      ---------  ------------   ----------   -----------    ----------------
Balances at March 31, 1996            1,248,765      $500        792,177      (643,449)          149,228

Net loss                                     --        --             --      (192,445)         (192,445)
                                      ---------      ----        -------      --------          --------

Balances at March 31, 1997            1,248,765       500        792,177      (835,894)          (43,217)

Acquisition of minority interest
  at $.10 per share                     100,000        --         10,000            --            10,000

Conversion of note payable to
  stock at $.10 per share             1,561,464        --        156,146            --           156,146

Net income                                   --        --             --        11,718            11,718
                                      ---------      ----        -------      --------          --------

Balances at March 31, 1998            2,910,229      $500        958,323      (824,176)          187,647
                                      =========      ====        =======      ========          ========


          See accompanying notes to consolidated financial statements.

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       YEARS ENDED MARCH 31, 1998 AND 1997


                                                          1998           1997
                                                       ---------       --------
Cash flows from operating activities:
Net income (loss)                                      $  11,718       (192,445)
Adjustment to reconcile net loss to net cash from
  operating activities:
Depreciation and amortization                             33,420         28,128
Allowance for uncollectible accounts                      14,500         19,000
Gain on disposal of assets                                    --         (6,245)
Changes in operating assets and liabilities:
Accounts receivable                                      (90,561)      (101,270)
Inventory                                               (171,964)        16,192
Prepaid expenses                                          (5,064)       (15,428)
Accounts payable and accrued expenses                    213,695        140,274
Unearned revenue                                          15,341         32,188
                                                       ---------       --------

Net cash provided by (used in)
  operating activities                                    21,085        (79,606)
                                                       ---------       --------

Cash flows from investing activities:
Decrease (increase) in other assets                      (13,199)        11,427
Proceeds from sale of equipment                               --          2,000
Purchases of property and equipment                      (37,147)       (27,530)
Decrease in related party advances                            --         33,100
                                                       ---------       --------

Net cash provided by (used in)
  investing activities                                   (50,346)        18,997
                                                       ---------       --------

Cash flows from financing activities:
Proceeds from related party notes payable                 20,000         99,022
Principal payments on capital lease obligations           (9,321)        (7,267)
Proceeds from long-term debt                             240,200             --
Repayments of long-term debt                             (12,246)            --
                                                       ---------       --------

Net cash provided by financing activities                238,633         91,755
                                                       ---------       --------

Net increase in cash                                     209,372         31,146

Cash at beginning of year                                 36,581          5,435
                                                       ---------       --------

Cash at end of year                                    $ 245,953         36,581
                                                       =========       ========


                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                                                               1998         1997
                                                             --------      -----
Supplemental cash flow information:
Cash paid during the year for interest                       $ 31,097      3,921
                                                             ========      =====

Supplemental schedule of non-cash financing activities:
Capital lease obligations incurred for purchase of
  property and equipment                                     $ 63,635         --
                                                             ========      =====

Acquisition of minority interest through issuance of
  common stock                                               $ 10,000         --
                                                             ========      =====

Conversion of related party notes payable and
  accrued interest to common stock                           $156,146         --
                                                             ========      =====



          See accompanying notes to consolidated financial statements.

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)    Business Activity

                Direct Rx Healthcare, Inc. and its wholly-owned subsidiary, Nu-Wave Health Products, Inc. (Company) sell diabetic supplies through the mail to customers located throughout the United States and manufacturer and package non-prescription medications on a contractual basis for customers located primarily in Florida.

         (b)    Basis of Presentation

                The consolidated financial statements include the accounts of Direct Rx Healthcare, Inc. and its wholly-owned subsidiary, Nu-Wave Health Products, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

                On July 15, 1997, the Company acquired the remaining 20% interest in its' subsidiary through a stock exchange. The Company exchanged 100,000 shares of its common stock (valued at $.10 per share, its fair market value) for the outstanding stock held by the minority interest. The transaction was accounted for by the purchase method of accounting.

         (c)    Management Estimates

                The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at March 31, 1998 and 1997 and revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the consolidated financial statements.

         (d)    Inventory

                Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

         (e)    Property and Equipment

                Property and equipment are recorded at cost. Depreciation expense is computed using the straight-line basis over the estimated useful lives of the furniture and equipment, which range from five to seven years. Leasehold improvements are depreciated over the life of the lease.



                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (f)    Intangible Assets

                Covenants not to compete are amortized using the straight-line basis over the five year term of the agreements. Organization costs represent legal and other costs incurred when organizing the Company. The costs are being amortized using the straight-line basis over five years. Goodwill is being amortized over twenty years using the straight-line method.

         (g)    Income Taxes

                The Company utilizes the guidance of Financial Accounting Standards No. 109 to account for income taxes. Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax asset and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (h)    Concentration of Credit Risk

                Four customers represented approximately 67% of consolidated revenues in 1998.

                Cash balances are maintained in a financial institution. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.

         (i)    Earnings Per Share

                In the fourth quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Under SFAS 128, basic net income (loss) per share of common stock is computed by dividing income available to common stockholders by the weighted average number of common shares actually outstanding during the period. Diluted net income (loss) per share of common stock presents income attributable to common shares actually outstanding plus dilutive potential common shares outstanding during the period. The Company's options and warrants were not included in computing dilutive net income (loss) per common stock because their effects were anti-dilutive.



                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) PROPERTY AND EQUIPMENT

         At March 31, 1998 and 1997, property and equipment consists of the following:

                                                  1998           1997
                                                --------       --------
         Machinery and equipment                $196,784        107,814
         Furniture and fixtures                    2,708          2,798
         Office equipment                         12,199          9,849
         Leasehold improvements                   13,766          4,304
                                                --------       --------
                                                 225,547        124,765
         Less accumulated depreciation and
           amortization                          (19,085)       (19,817)

                                                $176,462        104,948
                                                ========       ========

(3) INTANGIBLE ASSETS

         At March 31, 1998 and 1997, intangible assets consists of the following:

                                              1998          1997
                                            -------       -------
         Covenants not to compete           $16,726        16,726
         Organization costs                      --         5,391
         Goodwill                            10,000            --
                                            -------       -------
                                             26,726        22,117

         Less accumulated amortization       (8,857)      (10,096)
                                            -------       -------

                                            $17,869        12,021
                                            =======       =======

(4) RELATED PARTY TRANSACTIONS

         At March 31, 1998, the Company has demand notes payable to the spouse of the Chairman of the Company totaling $79,145, which may be increased as determined by the Board of Directors. The notes bear interest at the prime rate (8.5% at March 31, 1998) which is payable quarterly. The notes and unpaid accrued interest may be repaid in cash or at the holder's option, converted into common stock at $.10 per share. During fiscal year 1998, $156,146 of notes payable and accrued interest were converted into 1,561,464 shares of common stock.


                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) INCOME TAXES

         The Company had no income tax expense for the years ended 1998 and 1997.

         Income taxes for the years ended March 31, 1998 and 1997 differ from the amounts computed by applying the effective U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                                 1998          1997
                                                               -------       -------
         Computed "expected" tax expense                       $ 4,000       (65,000)
         Increase (decrease) in taxes resulting from:
           State income taxes, net of federal tax benefit        1,000        (8,000)
           Change in valuation allowance                        (5,000)       73,000
                                                               -------       -------

           Income tax expense                                  $    --            --
                                                               =======       =======

         Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                    1998           1997
                                                 ---------       --------
         Deferred tax assets:
           Bad debts                             $  13,000          8,000
           Inventories                               2,000          1,000
           Net operating loss carryforwards        294,000        294,000
                                                 ---------       --------

           Gross deferred tax assets               309,000        303,000

         Less:  valuation allowance               (295,000)      (300,000)
                                                 ---------       --------

                                                 $  14,000          3,000
                                                 =========       ========

         Deferred tax liabilities:
           Fixed asset                           $  14,000          3,000
                                                 =========       ========

(6) COMMITMENTS

         The Company has operating leases for office and warehouse space that expire in 2000. The lease for the office space has an option to extend the lease for five years. Future minimum lease payments as of March 31, 1998 are as follows:

             Year Ending March 31:
             ---------------------
                      1999                                           $ 72,888
                      2000                                             53,692
                                                                     --------

                      Total minimum lease payments                   $126,580
                                                                     ========


                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6) COMMITMENTS - CONTINUED

         The monthly rent payments on the office space also include payments for common area maintenance and real estate taxes.

         Rent expense for the operating lease was $93,386 and $77,695 for the years ended March 31, 1998 and 1997, respectively.

         The Company is obligated under various capital leases for certain machinery and equipment. The gross amount of related property and equipment at March 31, 1998 subject to lease is as follows:

            Machinery and equipment                 $63,635
            Less accumulated depreciation and
              amortization                           (3,781)
                                                    -------
                                                    $59,854
                                                    =======

         The present value of future minimum capital lease payments as of March 31, 1998 are as follows:

            Year Ending March 31,:
            ----------------------
                       1999                              $ 27,672
                       2000                                23,677
                       2001                                15,194
                                                         --------

            Total minimum lease payments                   66,543

            Less amount representing interest             (12,228)
                                                         --------
            Obligations under capital leases               54,314

            Current installment of capital lease
              obligations                                 (20,340)
                                                         --------
            Capital lease obligations, less current
              installments                               $ 33,974
                                                         ========

                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) LONG-TERM DEBT

         Long-term debt consists of the following at March 31, 1998:

                  Unsecured 9% note payable, due in installments of
                  $1,759, including interest, through August 1998            $  8,587

                  Unsecured 10% note payable due on April 30, 1999 with
                  interest                                                     35,000

                  Unsecured 10% note payable due on April 30, 1999 with
                  interest                                                   $ 25,000

                  Unsecured 10% note payable due on April 30, 1999 with
                  interest                                                     40,000

                  Unsecured 10% note payable due on April 30, 1999 with
                  interest                                                     25,000

                  Unsecured 10% note payable due on April 30, 1999 with
                  interest                                                    100,000
                                                                             --------

                                                                              233,587

                  Less current installments                                    (8,587)
                                                                             --------
                                                                             $225,000
                                                                             ========


         Scheduled maturities of long-term debt at March 31, 1998 as follows:

                1999                                                 $  8,587
                2000                                                  225,000
                                                                     ========

         Unsecured 10% notes payable may be due earlier than April 30, 1999, should the Company complete an equity offering, as defined, prior to April 30, 1999.

         Subsequent to March 31, 1998, the holders of unsecured 10% notes payable were issued common stock purchase warrants. Each stock warrant entitles the holder to purchase one (1) share of common stock for each $1 of principal amount lent at $.50 per share and expire the earlier of, one year from the closing of an equity financing, as defined, or December 31, 1999.


                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(8) STOCK OPTIONS

         Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" (SFAS 123). Accordingly, no compensation cost has been recognized for the Company's granted stock options. Had compensation and other costs for the Company's granted stock options been determined based on the fair value at the grant date or issuance for awards in 1998 consistent with the provisions of SFAS 123, the impact of net income would have been immaterial.

         Aggregate Stock Option Activity

         The following table summarizes information about the aggregate stock option activity for the years ended March 31, 1998 and 1997:

                                               MARCH 31, 1998       MARCH 31, 1997
                                            --------------------  -------------------
                                                        Weighted             Weighted
                                                        average              average
                                             Number     exercise   Number    exercise
                                            of shares     price   of shares   price
                                            ---------   --------  ---------  --------
         Outstanding, beginning of year           --        --        --        --
           Granted                           600,000      $.23        --        --
           Exercised                              --        --        --        --
           Expired                           600,000       .23        --        --
                                             -------      ----      ----      ----

         Outstanding, end of year                 --        --        --        --
                                             -------      ----      ----      ----

         Options vested, end of year              --        --        --        --
                                             -------      ----      ----      ----

(9) JOINT VENTURE AGREEMENT

         On August 12, 1997, the Company entered into a joint venture agreement with a group to form an Ohio limited liability company to market one of its products. Under the terms of the agreement, the Company will have a 50% ownership and will share profits and losses equally. The Company is required to contribute half of the costs incurred in the initial marketing of the product.

         The Company will account for the investment under the cost method of accounting.



                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(10)     SUBSEQUENT EVENT

         Effective April 1, 1998, the Company merged with its subsidiary and became Nu-Wave Health Products, Inc.

         In May 1998, the Company entered into a non-binding letter of intent to provide certain working capital financing to U.S. Diversified Technologies, Inc. Additionally, the Companies have agreed to combine upon completion of certain items, including a public stock offering.