Form 10QSB
period 1998-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 1998-08-14
CIK 949925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB



               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter Ended June 30, 1998
                                       OR
               [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23031


                         DYNAMIC HEALTH PRODUCTS, INC.
               (FORMERLY KNOWN AS NU-WAVE HEALTH PRODUCTS, INC.)
       (Exact name of small business issuer as specified in its charter)


                STATE OF FLORIDA                         34-1711778
                ----------------                         ----------
       (State or other jurisdiction of                 (IRS Employer
       incorporation or organization)                Identification No.)


        6950 Bryan Dairy Road, Largo, Florida               33777
       ----------------------------------------           ----------
       (Address of principal executive offices)           (Zip Code)


         Issuer's telephone number, including area code: (727) 544-8866



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 12, 1998 was 2,774,515 (exclusive of Treasury Shares).

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                                                      JUNE 30, 1998   JUNE 30, 1997
                                                                                      -------------   ------------
                                           A S S E T S

Current assets:
    Cash and cash equivalents                                                         $   324,940      $   200,313
    Accounts receivable, net                                                            1,416,295          225,083
    Inventory, net of allowance                                                         1,404,873          275,980
    Prepaids and other current assets                                                      28,586           13,101
                                                                                      -----------      -----------
Total current assets                                                                    3,174,694          714,477

Property, plant and equipment, at cost, net                                             1,691,546          117,804
Deposits                                                                                   38,238           14,569
Investment in LLC                                                                           5,000               --
Intangible assets, net                                                                  2,805,622           10,916
                                                                                      -----------      -----------
TOTAL ASSETS                                                                          $ 7,715,100      $   857,766
                                                                                      ===========      ===========


                L I A B I L I T I E S  A N D  S H A R E H O L D E R S '  E Q U I T Y

Current liabilities:
    Accounts payable and accrued expenses                                             $ 1,960,865      $   351,396
    Other payables                                                                         73,546            5,648
    Interest payable                                                                           --            4,383
    Capital lease obligations                                                                  --            8,708
    Notes payable                                                                          83,391            3,211
    Credit line payable                                                                   630,040          190,000
    Related party notes payable                                                           332,700          223,406
    Unearned revenue                                                                      181,822           18,569
    Current portion of long-term liabilities                                              547,798               --
                                                                                      -----------      -----------
Total current liabilities                                                               3,810,162          805,321
                                                                                      -----------      -----------

Long-term liabilities:
    Interest payable                                                                       28,817               --
    Capital lease obligations                                                             439,475               --
    Notes payable                                                                         275,912               --
    Mortgages payable                                                                   1,163,615               --
    Current portion of long-term liabilities                                             (547,798)              --
                                                                                      -----------      -----------
Total long-term liabilities                                                             1,360,021               --
                                                                                      -----------      -----------
TOTAL LIABILITIES                                                                       5,170,183          805,321
                                                                                      -----------      -----------

Shareholders' equity:
    Common stock                                                                           27,745           19,162
    Preferred stock                                                                         4,000               --
    Additional paid-in capital                                                          3,143,409          823,515
    Accumulated deficit                                                                  (859,783)        (832,330)
    Net income                                                                            229,546           42,098
                                                                                      -----------      -----------
NET SHAREHOLDERS' EQUITY                                                                2,544,917           52,445
                                                                                      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                            $ 7,715,100      $   857,766
                                                                                      ===========      ===========



                 See notes to consolidated financial statements

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)


                                           THREE MONTHS    THREE MONTHS
                                              ENDED           ENDED
                                          JUNE 30, 1998    JUNE 30, 1997
                                          -------------    --------------
Net revenues                              $ 6,745,119      $ 1,944,632
Cost of goods sold                          6,182,660        1,696,840
                                          -----------      -----------
GROSS PROFIT                                  562,459          247,792

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                   308,989          213,032
                                          -----------      -----------

OPERATING INCOME BEFORE
     OTHER INCOME AND EXPENSE                 253,470           34,760

Other income (expense):
       Interest income                          2,360               --
       Other income and expenses, net           6,435           13,028
       Interest expense                       (32,719)          (5,690)
                                          -----------      -----------
TOTAL OTHER INCOME (EXPENSE)                  (23,924)           7,338
                                          -----------      -----------


NET INCOME                                $   229,546      $    42,098
                                          ===========      ===========

Basic and diluted income
       per share                          $       .09      $       .02
                                          ===========      ===========

Basic and diluted weighted number
       of common shares outstanding         2,581,874        1,916,200
                                          ===========      ===========








                 See notes to consolidated financial statements

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997(UNAUDITED)

                                                                                              JUNE 30, 1998  JUNE 30, 1997
                                                                                              -------------  -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net income                                                                                $ 229,546      $  42,098

      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                                           23,436          5,718
           Changes in operating assets and liabilities:
                Accounts receivable                                                              (357,137)       (44,336)
                Inventory                                                                         (87,843)      (128,952)
                Prepaid expenses                                                                   (8,094)         2,327
                Accounts payable and accrued expenses                                            (152,161)        (5,910)
                Unearned revenue                                                                   (2,955)       (13,620)
                                                                                                ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                                                            (355,208)      (142,675)
                                                                                                ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                                                                      1,891         (2,282)
      Purchases of property and equipment                                                        (127,328)       (12,250)
      Purchase of intangible assets                                                                (1,225)            --
                                                                                                ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                                                            (126,662)       (14,532)
                                                                                                ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                                    537,546        106,708
      Proceeds from shareholder loan                                                                   --         33,406
      Distributions to stockholders                                                              (108,503)            --
      Proceeds from issuance of common stock                                                       50,000             --
      Principal payments of debt and capital lease obligations                                   (128,752)        (2,422)
                                                                                                ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                                                             350,291        137,692
                                                                                                ---------      ---------


NET INCREASE (DECREASE) IN CASH                                                                  (131,579)       (19,515)

CASH AT BEGINNING OF PERIOD                                                                       456,519        219,828
                                                                                                ---------      ---------
CASH AT END OF PERIOD                                                                           $ 324,940      $ 200,313
                                                                                                =========      =========





                 See notes to consolidated financial statements

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                              THREE MONTHS                THREE MONTHS
                                                                  ENDED                       ENDED
                                                              JUNE 30, 1998               JUNE 30, 1997
                                                              --------------              -------------
Supplemental cash flow information:
      Cash paid during the period for interest                 $     17,386                 $  2,154


Supplemental schedule of non-cash financing activities:
      Capital lease obligations incurred for purchase of
        property and equipment                                 $     56,147                 $  9,007


      Conversion of related party notes payable and
        accrued interest to common stock                       $     81,331                 $     --


      Acquisition of Energy Factors, Inc. through
        issuance of 400,000 shares of preferred stock          $  2,000,000                 $     --


      Acquisition of Becan Distributors, Inc. through
        issuance of 1,500,000 new shares of common stock       $  2,250,000                 $     --





                 See notes to consolidated financial statements

Nu-Wave Health Products, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1998

NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1998.

          The Board of Directors of the Company has authorized a one-for-three reverse stock split of the Common Stock of the Company. The accompanying unaudited condensed consolidated financial statements have been retroactively adjusted, as of June 30, 1998 and 1997, to reflect the one-for-three reverse stock split, the issuance of 400,000 shares of Series A Convertible Preferred Stock, and the issuance of the 1,500,000 shares of Common Stock following the one-for-three reverse stock split. In conjunction with the reverse stock split, the effect of the elimination of fractional shares (which will be cashed out at $1.50 per new share) is not reflected in the accompanying condensed consolidated financial statements.

          Effective June 15, 1998, the Company acquired Energy Factors, Inc. (Energy Factors), a wholly-owned subsidiary of U.S. Diversified Technologies, Inc. At the closing, the Company acquired legal title to the net assets of Energy Factors. The acquisition was accounted for as a purchase. U.S. Diversified Technologies, Inc. received in exchange for its capital stock in Energy Factors, 400,000 shares of Series A Convertible Preferred Stock of the Company representing a fair market value of approximately $2,000,000.

          Effective June 26, 1998, the Company acquired Becan Distributors, Inc. (Becan). The acquisition was accounted for as a pooling of interests for accounting purposes. The Becan shareholders received a total of 1,500,000 shares of Common Stock of the Company representing a fair market value of approximately $2,250,000. The Series A Convertible Preferred Stock and the Common Stock were issued upon the filing by the Company on August 10, 1998 of Articles of Amendment to its Articles of Incorporation which effected a one-for-three reverse stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months ended June 30, 1998 and June 30, 1997

         Sales are recognized at the time the product is shipped. Net sales are net of discounts, allowances, and returns and credits. Net sales increased 247%, or $4,800,487, to $6,745,119 for the three months ended June 30, 1998 from $1,944,632 for the three months ended June 30, 1997. Of the $4,800,487 increase, $4,269,772 was attributable to net sales of Becan Distributors, Inc., acquired June 26, 1998 (accounted for as a pooling of interests), $86,023 was attributable to net sales of Energy Factors, Inc., acquired June 15, 1998 (accounted for as a purchase), with the remainder due to increased volume of the Company's private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

         Gross profit increased 127%, or $314,667, to $562,459 for the three months ended June 30, 1998 from $247,792 for the three months ended June 30, 1997. Gross margin decreased to 8.34% for the three months ended June 30, 1998 from 12.74% for the three months ended June 30, 1997. The decline was primarily attributable to the change in the mix of sales with the acquisition of Becan Distributors, Inc., which yields a lower gross margin than the Company.

         Selling, general and administrative expenses consist primarily of advertising and promotional expenses, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions, professional fees related to legal, audit and tax matters, and depreciation and amortization expense. Selling, general and administrative expenses increased 1.45%, or $95,957, to $308,989 for the three months ended June 30, 1998 from $213,032 for the three months ended June 30, 1997. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with the Energy Factors acquisition. As a percentage of net sales, selling, general and administrative expenses decreased to 4.58% for the three months ended June 30, 1998 from 10.95% for the three months ended June 30, 1997.

         Interest expense, net of interest income, increased $24,669 to $30,359 for the three months ended June 30, 1998 from $5,690 for the three months ended June 30, 1997. The increase was a result of increased borrowings to finance the purchase of additional machinery and equipment and to make necessary plant modifications, and for financing of additional working capital needs with the acquisition of Energy Factors.

         The Company had no income tax expenses for the three months ended June 30, 1998 and 1997.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 1998 and 1997. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Although in the opinion of the management of the Company, the above data reflects positive information concerning the present operations of the Company, there can be no assurance that the Company's results of operations will continue to the same extent or in the same manner as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through funds from operations and loans from within the Company. The Company had working capital of ($635,468) at June 30, 1998, as compared to ($90,844) in working capital at June 30, 1997. The decrease was primarily due to an increase in accounts payable and accrued expenses, and an increase in current portion of long-term liabilities as a result of the Energy Factors acquisition.

         Net cash used in operating activities was ($355,208) for the three months ended June 30, 1998 and ($142,675) for the three months ended June 30, 1997. The usage of cash is primarily attributable to an increase in accounts receivable ($357,137), as a result of increased sales by the Company during such period, and an increase in inventory ($87,843), an increase in prepaid expenses ($8,094), an increase in accounts payable and accrued expenses ($152,161), and an increase in unearned revenue ($2,955), primarily attributable to the acquisition of Energy Factors.

         Net cash used in investing activities was ($126,662), representing the purchase of property and equipment, plant modifications, and the acquisition of other assets, offset by a decrease in deposits $1,891.

         Net cash provided by financing activities was $350,291 representing proceeds from issuance of common stock, proceeds of long-term debt, and capital lease obligations, and borrowings on lines of credit $537,546, offset by distributions to Becan shareholders ($108,503), and repayments of debt and capital lease obligations ($128,752).

         On May 29, 1998, notes payable to related parties of $81,331.80, including principal and unpaid accrued interest were converted to 813,318 old shares of common stock of the Company.

         In March and April 1998, the Company received $250,000 from investors and issued non-negotiable promissory notes with stock warrants attached. The notes bear interest at 10% per annum, compounded annually. The due date shall be the earlier of (i) April 30, 1999, or (ii) the closing of a minimum of an additional $1,000,000 of equity financing, by private placement or other non-public offering. The note may be prepaid at any time by the Company to Payee without any penalty or premium. The attached stock warrant entitles the Payee to purchase common stock of the Company (based on one share for each one dollar amount of the principal amount reflected in the note) at a purchase price of $1.50 per new share. The stock warrant shall expire the earlier of, one year from the closing of an additional $1,000,000 of equity financing, or December 31, 1999.

         In May 1998, 100,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $.50 per old share, for gross proceeds of $50,000. Proceeds were used for capital expenditures and plant modifications.

         On May 13, 1998, the Company loaned $100,000 to Energy Factors, Inc. for the purpose of assisting Energy Factors with its working capital needs. The company has since acquired Energy Factors.

         On March 16, 1998, Becan Distributors, Inc. established a bank line of credit. The principal amount of the note is $700,000. The note bears interest at 1.0% plus the Prime Rate of the Bank per annum on the unpaid outstanding principal of each advance payable monthly. The due date is March 1, 1999. The note or any portion thereof may be prepaid without penalty. This line of credit is secured by a blanket lien on all business assets of Becan and is also secured by personal guarantees from the Company's Chairman of the Board, and the Company's Chief Executive Officer.

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

         Effective June 15, 1998, the Company acquired legal title to the net assets of Energy Factors, Inc. in exchange for 400,000 shares of Series A Convertible Preferred Stock in the Company.

         Effective June 26, 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. in exchange for 1,500,000 new shares of common stock in the Company.

         Management is hopeful liquidity and capital difficulties will be resolved but provides no assurance. The Company expects to meet its cash requirements from operations, current cash reserves, and existing financial arrangements. In addition, the Company has initiated a Private Placement offering of a maximum of 800,000 shares of Series B 6% Cumulative Convertible Preferred Stock, par value $.01 per share, for $2.50 per share, but provides no assurance as to the success of the offering.

         The Company also is in the process of negotiating a $2,000,000 line of credit with Republic Bank to refinance the building and equipment of the Company, but provides no assurance as to the success of establishing the line of credit.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage.

         The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In May 1998, 100,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $.50 per old share, for gross proceeds of $50,000. Proceeds were used for capital expenditures and plant modifications.

         The Company filed Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc. on August 10, 1998 to increase its authorized shares to 20,000,000 shares of common stock, $.01 par value and 2,000,000 shares of preferred stock, $.01 par value and to effectuate a one-for-three reverse stock split such that each three (3) shares of currently issued and outstanding common stock shall be converted into one (1) share of common stock, $.01 par value per share.

ITEM 3. - NOT APPLICABLE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Nu-Wave Health Products, Inc., held a meeting of its shareholders on July 2, 1998, at the offices of the corporation, 5905-A Hampton Oaks Parkway, Tampa, FL

33610 for approval of amendment to its Articles Of Incorporation to increase its authorized shares, to authorize the one-for-three reverse stock split, and to amend its Articles of Incorporation to change the name of the Company to Dynamic Health Products, Inc. Present in person and/or by proxy were persons holding 2,278,553 shares of common stock of the corporation, which represented 59.6% of the issued and outstanding stock. There was therefore a quorum present. The amendment of Articles Of Incorporation of the Company was unanimously approved by all of the shareholders present holding 2,278,553 shares of the common stock of Nu-Wave Health Products, Inc.

         Pursuant to Section 607.0704 of the Florida Business Corporation Act, the Company gave notice to those shareholders who had not consented in writing to the matters described herein.

         Pursuant to Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc. filed August 10, 1998, the Articles of Incorporation were amended to authorize 20,000,000 shares of common stock, $.01 par value and 2,000,000 shares of preferred stock, $.01 par value and to effectuate a one-for-three reverse stock split, and to change the name of the Company to Dynamic Health Products, Inc.


ITEM 5. OTHER INFORMATION.

         The Company has filed Form 15C211 with NASDAQ and is in the process of listing its outstanding common stock on Pink Sheets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS.

        The following exhibits are filed with this report:

          2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch.

          2.2 Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998, by and between Nu-Wave Health Products, Inc., buyer, and Manju Taneja, Mihir K. Taneja, Mandeep K. Taneja, William LaGamba custodian for Anthony LaGamba, William LaGamba custodian for Nicholl LaGamba, William LaGamba custodian for Courtney LaGamba, Michele LaGamba, and Phillip J. Laird and William LaGamba, each individually a seller, each of which is a stockholder of Becan Distributors, Inc.

          3.1 Articles of Incorporation of Nu-Wave Acquisition, Inc. dated June 11, 1998 and filed June 12, 1998.

          3.2 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998.

          3.3 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 10, 1998.

         10.1 Promissory Note in favor of the Company from Energy Factors, Inc. dated May 13, 1998.(1)

         10.2 Revolving Line of Credit Agreement between Becan Distributors, Inc. and Mellon Bank dated March 16, 1998.

         10.3 Revolving Line of Credit Agreement between the Company and Republic Bank dated June 3, 1998.(1)

         27.1  Financial Data Schedule (for SEC use only).

               (1)Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         During the three months ended June 30, 1998, the Company filed three reports on Form 8-K.

         Form 8-K dated April 1, 1998, with respect to the change of domicile of or reincorporation of the Company to the State of Florida and the change of name of the Company from Direct Rx, Inc. to Nu-Wave Health Products, Inc.

         Form 8-K dated June 23, 1998, with respect to the June 15, 1998 acquisition of Energy Factors, Inc.

         Form 8-K dated July 9, 1998, with respect to the June 26, 1998 acquisition of Becan Distributors, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                   DYNAMIC HEALTH PRODUCTS, INC.

Date: August 13, 1998                              By: /s/ William L. LaGamba
                                                       -------------------------
                                                       William L. LaGamba
                                                       Chief Executive Officer



Date: August 13, 1998                              By: /s/ Cani I. Shuman
                                                       -------------------------
                                                       Cani I. Shuman
                                                       Chief Financial Officer