Form 10QSB
period 1998-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 1998-11-17
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter Ended September 30, 1998

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       STATE OF FLORIDA                                          34-1711778
------------------------------                               -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                6950 BRYAN DAIRY ROAD, LARGO, FLORIDA      33777
               ---------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

         Issuer's telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of November 13, 1998 was 2,874,515 (exclusive of Treasury Shares).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1998            1997
                                                   -----------     -----------
                            ASSETS

Current assets:
     Cash and cash equivalents                     $    35,973     $   143,770
     Accounts receivable, net                        1,421,772         426,956
     Inventory, net of allowance                     1,811,800         263,435
     Prepaids and other current assets                 209,331           6,978
                                                   -----------     -----------
Total current assets                                 3,478,876         841,139
                                                   -----------     -----------

Property, plant and equipment, at cost, net          2,190,331         126,072
Deposits                                               104,801          16,467
Investment in LLC                                        5,000            --
Intangible assets, net                               2,723,083         709,622
                                                   -----------     -----------
TOTAL ASSETS                                       $ 8,502,091     $ 1,693,300
                                                   ===========     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses         $ 1,628,219     $   673,814
     Other payables                                     90,975           1,648
     Interest payable                                   13,018           4,699
     Notes payable                                      69,662            --
     Credit line payable                               630,000            --
     Related party notes payable                       553,700         143,324
     Unearned revenue                                   97,102          36,643
     Current portion of long-term liabilities          395,083            --
                                                   -----------     -----------
Total current liabilities                            3,477,759         860,128
                                                   -----------     -----------
Long-term liabilities:
     Interest payable                                   12,687            --
     Capital lease obligations                         401,234           7,590
     Notes payable                                     275,226            --
     Mortgages payable                               1,150,262            --
     Minority interest in subsidiary                    78,400            --
     Current portion of long-term liabilities         (395,083)           --
                                                   -----------     -----------
Total long-term liabilities                          1,522,726           7,590
                                                   -----------     -----------
TOTAL LIABILITIES                                    5,000,485         867,718
                                                   -----------     -----------
Shareholders' equity:
     Common stock, at par value                         28,745          22,333
     Series A Convertible Preferred stock,
       at face value                                 1,550,000            --
     Series B 6% Cumulative Convertible
       Preferred stock, at face value                  550,000            --
     Additional paid-in capital                      1,985,808       1,604,867
     Accumulated deficit                              (859,783)       (853,698)
     Net income                                        246,836          52,080
                                                   -----------     -----------
NET SHAREHOLDERS' EQUITY                             3,501,606         825,582
                                                   -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 8,502,091     $ 1,693,300
                                                   ===========     ===========


                 See notes to consolidated financial statements


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                                   1998              1997                 1998              1997
                                               ------------      ------------         ------------      ------------
Revenues:
    Distributor sales                          $  6,912,297      $  2,079,264         $ 12,712,200      $  3,639,551
    Manufacturing                                 1,144,279           397,865            2,058,823           782,191
    Other revenues                                   58,632              --                 58,632              --
                                               ------------      ------------         ------------      ------------
TOTAL REVENUES                                    8,115,208         2,477,129           14,829,655         4,421,742
                                               ------------      ------------         ------------      ------------
Cost of goods sold:
    Distributor sales                             6,697,668         2,010,507           12,254,398         3,529,953
    Manufacturing                                   765,588           292,793            1,362,312           522,111
    Other revenues                                   10,877              --                 10,877              --
                                               ------------      ------------         ------------      ------------
TOTAL OF COST OF GOODS SOLD                       7,474,133         2,303,300           13,627,587         4,052,064
                                               ------------      ------------         ------------      ------------
GROSS PROFIT                                        641,075           173,829            1,202,068           369,678

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         627,592           165,705              934,096           327,081
                                               ------------      ------------         ------------      ------------
OPERATING INCOME BEFORE
     OTHER INCOME AND EXPENSE                        13,483             8,124              267,972            42,597

Other income (expense):
    Interest income                                   3,184              --                  6,443              --
    Gain on involuntary conversion of land           81,192              --                 81,192              --
    Other income and expenses, net                   13,786             9,608               20,140            22,636
    Interest expense                                (98,293)           (7,749)            (128,912)          (13,153)
                                               ------------      ------------         ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                           (131)            1,859              (21,136)            9,483
                                               ------------      ------------         ------------      ------------

NET INCOME                                           13,352             9,983              246,836            52,080

Accrued preferred share dividends                     3,483              --                  3,483              --
                                               ------------      ------------         ------------      ------------
NET INCOME AVAILABLE
    TO COMMON SHAREHOLDERS                     $      9,869      $      9,983         $    243,353      $     52,080
                                               ============      ============         ============      ============

Basic income per share                         $       --        $       0.01         $       0.12      $       0.09
                                               ============      ============         ============      ============
Basic weighted number of
    common shares outstanding                     2,774,515           685,074            1,974,094           551,394
                                               ============      ============         ============      ============

Diluted income per share                       $       --        $       0.01         $       0.11      $       0.09
                                               ============      ============         ============      ============
Diluted weighted number of
    common shares outstanding                     3,084,515           685,074            2,200,927           551,394
                                               ============      ============         ============      ============

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)


                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1998              1997
                                                                    -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net income                                                    $   246,836       $    52,081

      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                 94,466            12,610
           Changes in operating assets and liabilities:
                Accounts receivable                                    (466,257)         (262,359)
                Inventory                                              (494,770)         (116,408)
                Prepaid expenses                                        (74,020)            8,450
                Accounts payable and accrued expenses                  (479,637)          312,824
                Unearned revenue                                        (87,675)            4,454
                                                                    -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (1,261,057)           11,652
                                                                    -----------       -----------
Cash flows from investing activities:
      Deposits                                                          (64,672)           (4,179)
      Purchases of property and equipment                              (159,946)          (29,665)
      Involuntary conversion of land                                     17,908              --
      Decrease (increase) in intangible assets                           (6,544)             (325)
                                                                    -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (213,254)          (34,169)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                          577,219            47,097
      Proceeds from shareholder loans                                   223,000              --
      Distributions to stockholders                                    (108,503)             --
      Proceeds from issuance of common stock                             50,000              --
      Proceeds from issuance of preferred stock                         550,000              --
      Principal payments of debt and capital lease obligations         (237,952)         (100,638)
                                                                    -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,053,764           (53,541)
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                                        (420,547)          (76,058)

CASH AT BEGINNING OF PERIOD                                             456,520           219,828
                                                                    -----------       -----------

CASH AT END OF PERIOD
                                                                    $    35,973       $   143,770
                                                                    ===========       ===========


                 See notes to consolidated financial statements


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997(UNAUDITED)

                                                            SEPTEMBER 30,   SEPTEMBER 30,
                                                                1998            1997
                                                            ------------    ------------
Supplemental cash flow information:
    Cash paid during the period for interest                 $  103,979      $    5,166

Supplemental schedule of non-cash financing activities:
    Capital lease obligations incurred for purchase of
      property and equipment                                 $   56,147      $    9,007

    Acquisition of minority interest through
      issuance of common stock                               $     --        $   10,000

    Conversion of related party notes payable and
      accrued interest to common stock                       $   81,331      $   85,123

    Acquisition of Energy Factors, Inc. through
      issuance of 310,000 shares of preferred stock          $1,550,000      $     --

    Acquisition of Becan Distributors, Inc. through
      issuance of 1,500,000 shares of common stock           $2,250,000      $     --

    Acquisition of J. Labs, Inc. through
      issuance of 100,000 shares of common stock             $  150,000      $     --


                 See notes to consolidated financial statements

Dynamic Health Products, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1998

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1998.

NOTE B-ACQUISITIONS AND DISPOSITIONS

         On June 15, 1998, the Company acquired legal title to the net assets of Energy Factors, Inc. In exchange for the capital stock in Energy Factors, Inc., 310,000 shares of Series A Convertible Preferred Stock of the Company were issued to the shareholders of Energy Factors, Inc. The transaction was accounted for as a purchase.

         The aggregate cost of this acquisition was as follows:

               Assumption of liabilities          $2,874,000
               Issuance of preferred stock         1,550,000
                                                  ----------
                                                  $4,424,000
                                                  ==========

         The aggregate purchase price was allocated as follows:

               Accounts receivable                $   26,000
               Inventory                             575,000
               Property, plant and equipment       1,925,000
               Other assets                           75,000
               Goodwill                            1,823,000
                                                  ----------
                                                  $4,424,000
                                                  ==========

         On June 26, 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. in exchange for 1,500,000 new shares of common stock of the Company. The merger was accounted for as a combination of entities under common control and treated as if a "pooling of interests". The merger resulted in goodwill of approximately $700,000 due to the acquisition of the minority interest. The financial statements have been retroactively adjusted to reflect the results of Becan Distributors, Inc. for all periods presented.

         The Company also made other immaterial acquisitions during the three months ended September 30, 1998. The results of operations of the acquired companies are included in the accompanying consolidated financial statements since the respective date of acquisition.

NOTE C-PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of Dynamic Health Products, Inc. ("DHP") and its subsidiaries, Innovative Health Products, Inc. ("IHP"), Becan Distributors, Inc. ("Becan") and its subsidiary Discount Rx, Inc. ("Discount"), Incredible Products of Florida, Inc. ("IP"), and J.Labs, Inc. ("JL") (collectively the "Company"). All intercompany balances and transactions have been eliminated.

NOTE D-STOCKHOLDERS' EQUITY

         On August 11, 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, a one-for-three reverse stock split of the Common Stock of the Company was effected. The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of September 30, 1997, to reflect the one-for-three reverse stock split. In conjunction with the reverse stock split, the effect of the elimination of fractional shares (which are being cashed out at $1.50 per new share) is not reflected in the accompanying condensed consolidated financial statements.

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents. Earnings per share was retroactively restated, as of September 30, 1997, to reflect FASB No. 128.

         Series B 6% Cumulative Convertible Preferred Stock shareholders are entitled to cumulative annual dividends, from the date of issuance, payable annually in arrears. The Company may make dividend payments on the Preferred Stock in cash or by delivery of fully paid nonassessable shares of common stock of the Company, or through a combination thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months and Six Months ended September 30, 1998 and September 30, 1997

         Sales are recognized at the time the product is shipped. Net sales are net of discounts, allowances, and returns and credits. Distributor sales increased 232% and 249%, or $4,833,033 and $9,072,649, to $6,912,297 and
$12,712,200 for the three months and six months ended September 30, 1998, as compared to $2,079,264 and $3,639,551 in the three months and six months ended September 30, 1997. The increase was due to increased sales with existing customers and expansion of the customer base resulting from increased marketing efforts. Manufacturing sales increased 188% and 163%, or $746,414 and $1,276,632, to $1,144,279 and $2,058,823, as compared to $397,865 and $782,191 in the corresponding period. The increase was primarily attributable to increased volume of the Company's private label sales resulting from continued expansion of marketing efforts and the introduction of new products. Other revenues of $58,632 were attributable to direct marketing efforts of Incredible Products of Florida, Inc., a 51% owned subsidiary of the Company, incorporated on August 20, 1998.

         Gross profit from distributor sales increased 212% and 318%, or $145,872 and $348,204, to $214,629 and $457,802 for the three months and six months ended September 30, 1998, as compared to $68,757 and $109,598 in the three months and six months ended September 30, 1997. Gross profit from manufacturing increased 260% and 168%, or $273,619 and $436,431, to $378,691 and $696,511, as compared to $105,072 and $260,080 in the corresponding period. Gross profit from other revenues was $47,755. Gross margin from distributor sales decreased to 3.11% for the three months ended September 30, 1998 from 3.31% for the three months ended September 30, 1997. The decline was primarily attributable to an increase in the mix of sales, which yields a lower gross margin. For the six months ended September 30, 1998, the gross margin from distributor sales increased to 3.60% from 3.01% in the corresponding period. Gross margin from manufacturing increased to 33.09% and 33.83% for the three months and six months ended September 30, 1998, from 26.41% and 33.25% in the corresponding period. Gross margin from other revenues was 81.45%.

         Selling, general and administrative expenses consist primarily of advertising and promotional expenses, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions, professional fees related to legal, audit and tax matters, and depreciation and amortization expense. Selling, general and administrative expenses increased 279% and 186%, or $461,887 and $607,015, to $627,592 and $934,096 for the three months and six months ended September 30, 1998, as compared to $165,705 and $327,081 in the corresponding period. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with the June 15, 1998 acquisition of IHP and the June 26, 1998 acquisition of Becan. As a percentage of net sales, selling, general and administrative expenses increased to 7.73% for the three months ended September 30, 1998 from 6.69% for the three months ended September 30, 1997, and decreased to 6.30% for the six months ended September 30, 1998 from 7.40% in the corresponding period.

         Interest expense, net of interest income, increased $87,360 and $109,316, to $95,109 and $122,469 for the three months and six months ended September 30, 1998, from $7,749 and $13,153 for the three months and six months ended September 30, 1997. The increase was a result of increased borrowings to finance the purchase of additional machinery and equipment and to make necessary plant modifications, and for financing of additional working capital needs with the June 15, 1998 acquisition of IHP.

         The Company had no income tax expenses for the three months and six months ended September 30, 1998 and 1997.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and six months ended September 30, 1998 and 1997. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Although in the opinion of the management of the Company, the above data reflects positive information concerning the present operations of the Company, there can be no assurance that the Company's results of operations will continue to the same extent or in the same manner as reflected above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company historically has financed its operations through funds from operations and loans from within the Company. The Company had working capital of ($1,117) at September 30, 1998, as compared to ($18,989) in working capital at September 30, 1997. The decrease was primarily due to an increase in accounts payable and accrued expenses, an increase in a credit line, and an increase in current portion of long-term liabilities as a result of the IHP acquisition.

         Net cash used in operating activities was ($1,261,057) for the six months ended September 30, 1998 as compared to net cash provided by operating activities of $11,652 for the six months ended September 30, 1997. The usage of cash is primarily attributable to an increase in accounts receivable ($466,257), as a result of increased sales by the Company during such period, and an increase in inventory ($494,770), an increase in prepaid expenses ($74,020), an increase in accounts payable and accrued expenses ($479,637), and an increase in unearned revenue ($87,675), primarily attributable to the acquisition of IHP.

         Net cash used in investing activities was ($213,254), representing the purchase of property and equipment, plant modifications, and the acquisition of other assets, offset by a decrease representing an involuntary conversion of land $17,908.

         Net cash provided by financing activities was $1,053,764 representing proceeds from issuance of preferred stock, proceeds of long-term debt, capital lease obligations, and borrowings on lines of credit, proceeds from shareholder loans, offset by repayments of debt and capital lease obligations ($128,752).

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

         On March 16, 1998, Becan Distributors, Inc. established a bank line of credit. The principal amount of the note is $700,000. The note bears interest at 1% plus the Prime Rate of the Bank per annum on the unpaid outstanding principal of each advance payable monthly. The due date is March 1, 1999. The note or any portion thereof may be prepaid without penalty. This line of credit is secured by a blanket lien on all business assets of Becan and is also secured by personal guarantees from the Company's Chairman of the Board, and the Company's Chief Executive Officer.

         In May 1998, 100,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $.50 per old share, for gross proceeds of $50,000. Proceeds were used for capital expenditures and plant modifications.

         On May 13, 1998, the Company loaned $100,000 to IHP, formerly Energy Factors, Inc. for the purpose of assisting Energy Factors with its working capital needs. The company has since acquired Energy Factors.

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

         Effective June 15, 1998, the Company acquired legal title to the net assets of IHP, formerly Energy Factors, Inc., in exchange for 310,000 shares of Series A Convertible Preferred Stock in the Company.

         Effective June 26, 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. in exchange for 1,500,000 new shares of common stock in the Company.

         In August, 1998, 220,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to non-affiliated third party investors at $2.50 per share, for gross proceeds of $550,000. Proceeds were used for the initial capitalization of Discount and IP, and for repayment of debt associated with IHP.

         Effective August 20, 1998, the Company caused the formation of Incredible Products of Florida, Inc., a Florida corporation. Pursuant to an Agreement to Fund Subsidiary, dated September 1, 1998, the Company agreed to contribute $160,000 in capital to IP in exchange for 51 shares of common stock of IP, representing 51% interest in IP.

         Effective September 30, 1998, the Company acquired all of the issued and outstanding capital stock of J.Labs, Inc. in exchange for 100,000 shares of common stock in the Company.

         On November 12, 1998, Becan and its subsidiary, Discount (collectively "BecanD") obtained a commitment for a $2,000,000 line of credit to provide additional working capital for BecanD to support its continued growth. The line of credit is to be secured by a blanket lien on all business assets of BecanD and is also secured by personal guarantee from the Company's Chairman of the Board.

         The Company is also in the process of negotiating a line of credit to refinance the building and equipment of the Company, and to provide for additional working capital in support of Inventory, Accounts Receivable, and general business growth, but provides no assurance as to the success of establishing the line of credit.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company filed Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc. on August 11, 1998 to increase its authorized shares to 20,000,000 shares of common stock, $.01 par value and 2,000,000 shares of preferred stock, $.01 par value and to effectuate a one-for-three reverse stock split such that each three (3) shares of currently issued and outstanding common stock shall be converted into one (1) share of common stock, $.01 par value per share.

         In August, 1998, following the one-for-three reverse stock split, 1,500,000 shares of common stock of the Company were issued pursuant to the Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998 for the exchange of shares for the acquisition of Becan Distributors, Inc.

         In August, 1998, following the one-for-three reverse stock split, 310,000 shares of Series A Convertible Preferred Stock of the Company were issued pursuant to the Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998 for the acquisition of Energy Factors, Inc.

         In August, 1998, 220,000 shares of Series B 6% Cumulative Convertivle Preferred Stock of the Company were sold to non-affiliated third party investors at $2.50 per share, for gross proceeds of $550,000. Proceeds were used for the initial capitalization of Discount and IP, and for repayment of debt associated with IHP.

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

         Pursuant to Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc. filed August 11, 1998, the Articles of Incorporation were amended to authorize 20,000,000 shares of common stock, $.01 par value and 2,000,000 shares of preferred stock, $.01 par value and to effectuate a one-for-three reverse stock split, and to change the name of the Company to Dynamic Health Products, Inc.

ITEM 5. OTHER INFORMATION.

         The Company has filed Form 15C211 with NASDAQ and is in the process of listing its outstanding common stock on Pink Sheets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. (2)

2.2 Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998, by and between Nu-Wave Health Products, Inc., buyer, and Manju Taneja, Mihir K. Taneja, Mandeep K. Taneja, William LaGamba custodian for Anthony LaGamba, William LaGamba custodian for Nicholl LaGamba, William LaGamba custodian for Courtney LaGamba, Michele LaGamba, and Phillip J. Laird and William LaGamba, each individually a seller, each of which is a stockholder of Becan Distributors, Inc. (2)

2.3 Agreement to Fund Subsidiary dated September 1, 1998, by and between Dynamic Health Products, Inc., Incredible Products of Florida, Inc., and Gary A. Shawkey.

2.4 Agreement and Plan of Reorganization dated September 1, 1998, by and between Incredible Products of Florida, Inc., buyer and Gary A.Shawkey, seller.

2.5 Agreement to Exchange Shares dated September 1, 1998, by and between the Company and Gary A. Shawkey.

2.6 Stock Purchase Agreement dated September 30, 1998, by and among Dynamic Health Products, Inc. and J. Labs, Inc.

3.1 Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. (2)

3.2 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998. (2)

3.3 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 10, 1998. (2)

3.4 Articles of Incorporation of Incredible Products of Florida, Inc. dated August 20, 1998, filed August 20, 1998.

10.1 Promissory Note in favor of the Company from Energy Factors, Inc. dated May 13, 1998.(1)

10.2 Revolving Line of Credit Agreement between Becan Distributors, Inc. and Mellon Bank dated March 16, 1998. (2)

10.3 Revolving Line of Credit Agreement between the Company and Republic Bank dated June 3, 1998. (1)

27.1     Financial Data Schedule (for SEC use only).

         (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         During the three months ended September 30, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DYNAMIC HEALTH PRODUCTS, INC.

Date: November 13, 1998                         By: /s/ WILLIAM L. LAGAMBA
                                                   -----------------------
                                                William L. LaGamba
                                                Chief Executive Officer

Date: November 13, 1998                         By: /s/ CANI I. SHUMAN
                                                   --------------------
                                                Cani I. Shuman
                                                Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                                DESCRIPTION
-------                                -----------

2.3 Agreement to Fund Subsidiary dated September 1, 1998, by and between Dynamic Health Products, Inc., Incredible Products of Florida, Inc., and Gary A. Shawkey.

2.4 Agreement and Plan of Reorganization dated September 1, 1998, by and between Incredible Products of Florida, Inc., buyer and Gary A.Shawkey, seller.

2.5 Agreement to Exchange Shares dated September 1, 1998, by and between the Company and Gary A. Shawkey.

2.6 Stock Purchase Agreement dated September 30, 1998, by and among Dynamic Health Products, Inc. and J. Labs, Inc.

3.4 Articles of Incorporation of Incredible Products of Florida, Inc. dated August 20, 1998, filed August 20, 1998.

27.1     Financial Data Schedule (for SEC use only).