Form 10QSB
period 1998-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 1999-02-16
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarter Ended December 31, 1998

                                       or

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13
                  OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
        (Exact name of small business issuer as specified in its charter)

                           STATE OF FLORIDA 34-1711778
                  (State or other jurisdiction of (IRS Employer
               incorporation or organization) Identification No.)

                   6950 Bryan Dairy Road, Largo, Florida 33777
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of February 12, 1999 was 3,524,608 (exclusive of Treasury Shares).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                               1998           1997
                                                                           ------------    ------------
                                    ASSETS
Current assets:
       Cash and cash equivalents                                           $    353,465    $      7,561
       Accounts receivable, net                                               2,279,633         631,839
       Inventory, net of allowance                                            2,828,229         620,520
       Prepaids and other current assets                                        223,408          22,408
                                                                           ----------------------------
Total current assets                                                          5,684,735       1,282,328
                                                                           ----------------------------

Property, plant and equipment, at cost, net                                   2,220,905         186,748
Deposits                                                                         50,390          16,733
Investment in LLC                                                                 5,000            --
Intangible assets, net                                                        2,789,461         698,778
                                                                           ----------------------------
TOTAL ASSETS                                                               $ 10,750,491    $  2,184,587
                                                                           ============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                               $  2,697,658    $    807,581
       Other payables                                                           125,687           6,800
       Interest payable                                                          13,128           1,634
       Notes payable                                                             48,220          15,199
       Credit line payable                                                    1,808,451         200,000
       Related party notes payable                                              489,572         198,324
       Unearned revenue                                                          86,025          48,522
       Current portion of long-term liabilities                                 459,205          15,378
                                                                           ----------------------------
Total current liabilities                                                     5,727,946       1,293,438
                                                                           ----------------------------
Long-term liabilities:
       Interest payable                                                          42,795            --
       Capital lease obligations                                                457,916          59,337
       Notes payable                                                            283,015            --
       Mortgages payable                                                      1,144,185            --
       Minority interest in subsidiary                                           12,261            --
       Current portion of long-term liabilities                                (459,205)        (15,378)
                                                                           ----------------------------
Total long-term liabilities                                                   1,480,967          43,959
                                                                           ----------------------------
TOTAL LIABILITIES                                                             7,208,913       1,337,397
                                                                           ----------------------------
Shareholders' equity:

       Common stock, at par value                                                31,067          23,033
       Series A Convertible Preferred stock, at face value                    1,550,000            --
       Series B 6% Cumulative Convertible Preferred stock, at face value         75,000            --
       Additional paid-in capital                                             2,546,868       1,615,189
       Accumulated deficit                                                     (859,783)       (853,680)
       Net income                                                               198,426          62,648
                                                                           ----------------------------
NET SHAREHOLDERS' EQUITY                                                      3,541,578         847,190
                                                                           ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 10,750,491    $  2,184,587
                                                                           ============================

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ----------------------------    ----------------------------
                                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1998           1997            1998            1997
                                                       ------------    ------------    ------------    ------------
Revenues:
     Distributor sales                                 $ 10,121,021    $  2,397,771    $ 22,858,888    $  6,023,447
     Manufacturing                                        1,083,935         491,089       3,142,759       1,270,792
     Other revenues                                         226,419            --           285,050            --
                                                       ------------------------------------------------------------
TOTAL REVENUES                                           11,431,375       2,888,860      26,286,697       7,294,239
                                                       ------------------------------------------------------------
Cost of goods sold:
     Distributor sales                                    9,734,340       2,226,743      22,014,417       5,718,113
     Manufacturing                                          797,009         415,656       2,159,321         959,986
     Other revenues                                          20,631            --            31,508            --
                                                       ------------------------------------------------------------
TOTAL OF COST OF GOODS SOLD                              10,551,980       2,642,399      24,205,246       6,678,099
                                                       ------------------------------------------------------------
GROSS PROFIT                                                879,395         246,461       2,081,451         616,140
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                891,065         235,519       1,825,362         562,600
                                                       ------------------------------------------------------------
OPERATING INCOME BEFORE OTHER INCOME AND EXPENSE            (11,670)         10,942         256,089          53,540
Other income (expense):
     Interest income                                          1,495            --             7,939            --
     Gain on involuntary conversion of land                    --              --            81,192            --
     Other income and expenses, net                           7,467           6,000          27,608          28,636
     Interest expense                                      (111,629)         (6,376)       (240,541)        (19,528)
                                                       ------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                               (102,667)           (376)       (123,802)          9,108
                                                       ------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                 (114,337)         10,566         132,287          62,648
Loss attributable to minority interest                      (62,863)           --           (66,139)           --
                                                       ------------------------------------------------------------
NET INCOME (LOSS)                                           (51,474)         10,566         198,426          62,648
Accrued preferred share dividends                             1,142            --             1,542            --
                                                       ------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $    (52,616)   $     10,566    $    196,884    $     62,648
                                                       ============================================================
Basic income per share                                 $      (0.02)   $       0.01    $       0.08    $       0.10
                                                       ============================================================
Basic weighted number of common shares outstanding        3,075,482         734,096       2,352,238         612,524
                                                       ============================================================
Diluted income per share                               $      (0.02)   $       0.01    $       0.08    $       0.10
                                                       ============================================================
Diluted weighted number of common shares outstanding      3,411,882         734,096       2,588,938         612,524
                                                       ============================================================

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                             DECEMBER 31,    DECEMBER 31,
                                                                                 1998           1997
                                                                              -----------    -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net income                                                              $   198,426    $    62,648
      Minority interest in subsidiary                                             (66,139)          --
      Adjustments to reconcile net income to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                          175,844         20,143
           Provision for losses on accounts receivable                            (18,250)        11,000
           Changes in operating assets and liabilities:
                Accounts receivable                                            (1,143,888)      (478,292)
                Inventory                                                      (1,419,501)      (473,492)
                Prepaid expenses                                                  (74,455)        (7,160)
                Accounts payable and accrued expenses                             207,282        448,747
                Unearned revenue                                                  (98,752)        16,333
                                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (2,239,433)      (400,073)
                                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                                                      7,831         (4,446)
      Purchases of property and equipment                                        (214,858)       (99,158)
      Involuntary conversion of land                                               17,908           --
      Decrease (increase) in intangible assets                                    (25,767)          (324)
                                                                              -----------    -----------
NET CASH USED IN INVESTING ACTIVITIES                                            (214,886)      (103,928)
                                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                                  1,959,527        278,835
      Proceeds from shareholder loans                                             270,153        108,408
      Distributions to stockholders                                              (108,503)          --
      Proceeds from issuance of common stock                                      550,000        106,146
      Proceeds from issuance of preferred stock                                    75,000           --
      Principal payments of debt and capital lease obligations                   (392,222)      (201,655)
                                                                              -----------    -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             2,353,955        291,734
                                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                  (100,364)      (212,267)
CASH AT BEGINNING OF PERIOD                                                       453,829        219,828
                                                                              -----------    -----------
CASH AT END OF PERIOD                                                         $   353,465    $     7,561
                                                                              ===========    ===========

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - CONTINUED
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                 DECEMBER 31,                 DECEMBER 31,
                                                                    1998                         1997
                                                            -----------------------       --------------------
Supplemental cash flow information:
     Cash paid during the period for interest               $               221,026       $             33,076

Supplemental schedule of non-cash financing activities:

     Capital lease obligations incurred for purchase of
       property and equipment                               $               109,487       $             54,628

     Acquisition of minority interest through
       issuance of common stock                             $                    --       $             10,000

     Conversion of related party notes payable and
       accrued interest to common stock                     $                81,331       $             85,123

     Acquisition of Energy Factors, Inc. through
       issuance of 310,000 shares of preferred stock        $             1,550,000       $                 --

     Acquisition of Becan Distributors, Inc. through
       issuance of 1,500,000 shares of common stock         $             2,250,000       $                 --

     Acquisition of J. Labs, Inc. through
       issuance of 100,000 shares of common stock           $               150,000       $                 --

     Acquisition of assets through
       issuance of 32,243 shares of common stock            $                80,607       $                 --

                 See notes to consolidated financial statements

Dynamic Health Products, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

December 31, 1998

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1998.

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

         The Company also made other immaterial acquisitions during the three months and nine months ended December 31, 1998. The results of operations of the acquired companies are included in the accompanying consolidated financial statements since the respective date of acquisition.

NOTE C-PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of Dynamic Health Products, Inc. ("DHP") and its subsidiaries, Innovative Health Products, Inc. ("IHP"), Becan Distributors, Inc. ("Becan") and its subsidiary Discount Rx, Inc. ("Discount"), Incredible Products of Florida, Inc. ("IP"), J.Labs, Inc. ("JL"), Herbal Health Products, Inc. ("HHP"), (collectively the "Company"). All intercompany balances and transactions have been eliminated.

NOTE D-STOCKHOLDERS' EQUITY

         On August 11, 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, a one-for-three reverse stock split of the Common Stock of the Company was effected. The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of December 31, 1997, to reflect the one-for-three reverse stock split. In conjunction with the reverse stock split, the effect of the elimination of fractional shares (which are being cashed out at $1.50 per new share) is not reflected in the accompanying condensed consolidated financial statements.

         The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents. Earnings per share was retroactively restated, as of December 31, 1997, to reflect FASB No. 128.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Three Months and Nine Months ended December 31, 1998 and December 31, 1997

         Sales are recognized at the time the product is shipped. Net sales are net of discounts, allowances, and returns and credits. Distributor sales increased 322% and 279%, or $7,723,250 and $16,835,441, to $10,121,021 and
$22,858,888 for the three months and nine months ended December 31, 1998, as compared to $2,397,771 and $6,023,447 in the three months and nine months ended December 31, 1997. The increase was due to increased sales with existing customers and expansion of the customer base resulting from increased marketing efforts. Manufacturing sales increased 121% and 147%, or $592,846 and $1,871,967, to $1,083,935 and $3,142,759, as compared to $491,089 and $1,270,792 in the corresponding period. The increase was primarily attributable to increased volume of the Company's private label sales resulting from continued expansion of marketing efforts and the introduction of new products. Other revenues of $226,419 and $285,050 for the three months and nine months ended December 31, 1998 were attributable to direct marketing efforts of Incredible Products of Florida, Inc., a 51% owned subsidiary of the Company, incorporated on August 20, 1998.

         Gross profit from distributor sales increased 126% and 177%, or $215,653 and $539,137, to $386,681 and $844,471 for the three months and nine months ended December 31, 1998, as compared to $171,028 and $305,334 in the three months and nine months ended December 31, 1997. Gross profit from manufacturing increased 280% and 216%, or $211,493 and $672,632, to $286,926 and $983,438, as compared to $75,433 and $310,806 in the corresponding period. Gross profit from other revenues was $205,788 and 253,542 for the three months and nine months ended December 31, 1998. Gross margin from distributor sales decreased to 3.82% for the three months ended December 31, 1998 from 7.13% for the three months ended December 31, 1997. The decline was primarily attributable to an increase in the mix of sales, which yields a lower gross margin. For the nine months ended December 31, 1998, the gross margin from distributor sales decreased to 3.69% from 5.07% in the corresponding period. Gross margin from manufacturing increased to 26.47% and 31.29% for the three months and nine months ended December 31, 1998, from 15.36% and 24.46% in the corresponding period. Gross margin from other revenues was 90.89% and 88.95% for the three months and nine months ended December 31, 1998.

         Selling, general and administrative expenses consist primarily of advertising and promotional expenses, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions, professional fees related to legal, audit and tax matters, and depreciation and amortization expense. Selling, general and administrative expenses increased 278% and 224%, or $655,546 and $1,262,762, to $891,065 and $1,825,362 for the three months and nine months ended December 31, 1998, as compared to $235,519 and $562,600 in the corresponding period. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with the June 15, 1998 acquisition of IHP, and the June 26, 1998 acquisition of Becan. As a percentage of net sales, selling, general and administrative expenses decreased to 7.79% for the three months ended December 31, 1998 from 8.15% for the three months ended December 30, 1997, and decreased to 6.94% for the nine months ended December 31, 1998 from 7.71% in the corresponding period.

         Interest expense, net of interest income, increased $103,758 and $213,074, to $110,134 and $232,602 for the three months and nine months ended December 31, 1998, from $6,376 and $19,528 for the three months and nine months ended December 31, 1997. The increase was a result of increased borrowings to finance the purchase of additional machinery and equipment and to make necessary plant modifications, and for financing of additional working capital needs with the June 15, 1998 acquisition of IHP.

         The Company had no income tax expenses for the three months and nine months ended December 31, 1998 and 1997.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and nine months ended December 31, 1998 and 1997. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

         Although in the opinion of the management of the Company, the above data reflects positive information concerning the present operations of the Company, there can be no assurance that the Company's results of operations will continue to the same extent or in the same manner as reflected above.

Liquidity and Capital Resources

         The Company historically has financed its operations through funds from operations and loans from within the Company. The Company had working capital of ($43,211) at December 31, 1998, as compared to ($11,110) in working capital at December 31, 1997. The decrease was primarily due to an increase in accounts payable and accrued expenses, an increase in a credit line, and an increase in current portion of long-term liabilities as a result of the IHP acquisition.

         Net cash used in operating activities was ($2,239,433) for the nine months ended December 31, 1998 as compared to net cash used in operating activities of ($400,073) for the nine months ended December 31, 1997. The usage of cash is primarily attributable to an increase in accounts receivable ($1,143,888), as a result of increased sales by the Company during such period, and an increase in inventory ($1,419,501), an increase in prepaid expenses ($74,455), an increase in accounts payable and accrued expenses $207,282, and an increase in unearned revenue ($98,752), primarily attributable to the acquisition of IHP.

         Net cash used in investing activities was ($214,886), representing the purchase of property and equipment, plant modifications, and the acquisition of other assets, offset by a decrease representing an involuntary conversion of land $17,908.

         Net cash provided by financing activities was $2,353,955 representing proceeds from issuance of common stock, proceeds from issuance of preferred stock, proceeds of long-term debt, capital lease obligations, and borrowings on lines of credit, proceeds from shareholder loans, offset by repayments of debt and capital lease obligations ($392,222).

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

         On March 16, 1998, Becan Distributors, Inc. established a bank line of credit. The principal amount of the note is $700,000. The note bears interest at 1% plus the Prime Rate of the Bank per annum on the unpaid outstanding principal of each advance payable monthly. The due date is March 1, 1999. The note or any portion thereof may be prepaid without penalty. The line of credit is secured by a blanket lien on all business assets of Becan and is also secured by personal guarantees from the Company's Chairman of the Board, and the Company's Chief Executive Officer.

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

         In August, 1998, 20,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $50,000. Proceeds were used for the initial capitalization of Discount and for repayment of debt associated with IHP.

         In August, 1998, 200,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $2.50 per new share, for gross proceeds of $500,000. Proceeds were used for the initial capitalization of IP, and for repayment of debt associated with IHP.

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

         In November, 1998, 10,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $25,000. Proceeds were used for repayment of debt associated with IHP.

         On November 30, 1998, Becan and its subsidiary, Discount (collectively "BecanD") established a $2,000,000 line of credit to provide additional working capital for BecanD to support its continued growth. Proceeds from the line of credit were also used for repayment of the $700,000 line of credit established on March 16, 1998. The note bears interest at 1.25% plus the Prime Rate of The Chase Manhattan Bank in New York, New York, per annum on the unpaid outstanding principal of each advance payable monthly. The note is to be secured by a blanket lien on all business assets of BecanD and is also secured by personal guarantee from the Company's Chairman of the Board.

         Effective December 29, 1998, the Company caused the formation of Herbal Health Products, Inc., a Florida corporation. Pursuant to an Asset Purchase Agreement, dated December 29, 1998, the Company agreed to purchase certain of the assets of the Seller and Nutrapro. Inc., a Colorado corporation, and to assume certain of the liabilities of the Seller in return for $18,309.45, and 32,243 shares of common stock of DHP.

         In January and February, 1999, 418,000 shares of common stock of the Company were sold to non-affiliated third party investors at $2.50 per new share, for gross proceeds of $1,045,000. Proceeds are to be used for acquisitions and to provide additional working capital for the Company to support its continued growth.

         On February 2, 1999, DHP and its subsidiary, IHP established a $2,000,000 line of credit to provide additional working capital in support of Accounts Receivable and Inventory, for the Company to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60 month Term Loan, for repayment of certain capital lease obligations of the DHP and IHP. The note bears interest at 2.25% plus the Prime Rate of The Chase Manhattan Bank in New York, New York, per annum on the unpaid outstanding principal of each advance payable monthly. The note is to be secured by a blanket lien on all business assets of DHP and IHP, with the exception of certain permitted liens. The note is also secured by personal guarantee from the Company's Chairman of the Board.

         The Company is also in the process of negotiating a loan to refinance the land and building of the Company, but provides no assurance as to the success of establishing the refinance.

                           Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         In November, 1998, 10,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $25,000. Proceeds were used for repayment of debt associated with IHP.

         Effective December 29, 1998, the Company caused the formation of Herbal Health Products, Inc., a Florida corporation. Pursuant to an Asset Purchase Agreement, dated December 29, 1998, the Company agreed to purchase certain of the assets of the Seller and to assume certain of the liabilities of the Seller and Nutrapro. Inc., a Colorado corporation, in return for $18,309.45, and 32,243 shares of common stock of DHP.

         In January and February, 1999, 418,000 shares of common stock of the Company were sold to non-affiliated third party investors at $2.50 per new share, for gross proceeds of $1,045,000. Proceeds are to be used for acquisitions and to provide additional working capital for the Company to support its continued growth.

Item 3. - Not applicable.

Item 4. - Not applicable.

Item 5. OTHER INFORMATION.

         The Company has determined not to complete its Form 15C211 filing with NASDAQ at this time. However, if the Company completes a public offering of its common stock, it intends to list its common stock for trading over the Nasdaq Stock Market.

         It was incorrectly stated in Form 10-QSB for the quarter ended September 30, 1998 that in August, 1998, 220,000 shares of Series B 6% Cumulative Preferred Stock of the Company was sold to non-affiliated third party investors at $2.50 per share, for gross proceeds of $550,000. The correct statements are as follows:

         In August, 1998, 20,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $50,000. Proceeds were used for the initial capitalization of Discount and for repayment of debt associated with IHP.

         In August, 1998, 200,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $2.50 per new share, for gross proceeds of $500,000. Proceeds were used for the initial capitalization of IP, and for repayment of debt associated with IHP.

The Company will file an amendment to its Form 10-QSB for that period.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. (2)

2.2 Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998, by and between Nu-Wave Health Products, Inc., buyer, and Manju Taneja, Mihir K. Taneja, Mandeep K. Taneja, William LaGamba custodian for Anthony LaGamba, William LaGamba custodian for Nicholl LaGamba, William LaGamba custodian for Courtney LaGamba, Michele LaGamba, and Phillip J. Laird and William LaGamba, each individually a seller, each of which is a stockholder of Becan Distributors, Inc. (2)

2.3 Agreement to Fund Subsidiary dated September 1, 1998, by and between Dynamic Health Products, Inc., Incredible Products of Florida, Inc., and Gary A. Shawkey. (3)

2.4 Agreement and Plan of Reorganization dated September 1, 1998, by and between Incredible Products of Florida, Inc., buyer and Gary A.Shawkey, seller. (3)

2.5 Agreement to Exchange Shares dated September 1, 1998, by and between the Company and Gary A. Shawkey. (3)

2.6 Stock Purchase Agreement dated September 30, 1998, by and among Dynamic Health Products, Inc. and J. Labs, Inc. (3)

2.7 Asset Purchase Agreement dated December 29, 1998, by and between Herbal Health Products, Inc. and Gerald Schmoling.

3.1 Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. (2)

3.2 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998. (2)

3.3 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 10, 1998. (2)

3.4 Articles of Incorporation of Incredible Products of Florida, Inc. dated August 20, 1998, filed August 20, 1998. (3)

3.5 Articles of Incorporation of Herbal Health Products, Inc. dated December 16, 1998, filed December 29, 1998.

10.1 Promissory Note in favor of the Company from Energy Factors, Inc. dated May 13, 1998.(1)

10.2 Revolving Line of Credit Agreement between Becan Distributors, Inc. and Mellon Bank dated March 16, 1998. (2)

10.3 Revolving Line of Credit Agreement between the Company and Republic Bank dated June 3, 1998. (1)

10.4 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998.

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

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, file number 0-23031, filed in Washington, D.C.

(b) Reports on Form 8-K.

         During the three months ended December 31, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Dynamic Health Products, Inc.

Date: February 15, 1999                         By: /s/William L. LaGamba
                                                   ----------------------
                                                William L. LaGamba
                                                Chief Executive Officer



Date: February 15, 1999                         By: /s/Cani I. Shuman
                                                   ------------------
                                                Cani I. Shuman
                                                Chief Financial Officer

                                 EXHIBIT INDEX
Exhibit
2.7 Asset Purchase Agreement dated December 29, 1998, by and between Herbal Health Products, Inc. and Gerald Schmoling.

3.5 Articles of Incorporation of Herbal Health Products, Inc. dated December 16, 1998, filed December 29, 1998.

10.4 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998.

27.1     Financial Data Schedule (for SEC use only).