Form 10QSB/A
period 1998-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 1999-03-02
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A



               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter Ended June 30, 1998

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
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                                                      JUNE 30, 1998   JUNE 30, 1997
                                                                                      -------------   ------------
                                           A S S E T S

Current assets:
    Cash and cash equivalents                                                         $   324,940      $   200,313
    Accounts receivable, net                                                            1,416,295          225,083
    Inventory, net of allowance                                                         1,404,873          254,615
    Prepaids and other current assets                                                      28,586           13,101
                                                                                      -----------      -----------
Total current assets                                                                    3,174,694          693,109

Property, plant and equipment, at cost, net                                             1,691,546          117,804
Deposits                                                                                   38,238           14,569
Investment in LLC                                                                           5,000               --
Intangible assets, net                                                                  3,045,959           10,916
                                                                                      -----------      -----------
TOTAL ASSETS                                                                          $ 7,955,437      $   836,398
                                                                                      ===========      ===========


                L I A B I L I T I E S  A N D  S H A R E H O L D E R S '  E Q U I T Y

Current liabilities:
    Accounts payable and accrued expenses                                             $ 1,960,865      $   351,396
    Other payables                                                                         73,546            5,648
    Interest payable                                                                           --            4,383
    Capital lease obligations                                                                  --            8,708
    Notes payable                                                                          83,391            3,211
    Credit line payable                                                                   630,040          190,000
    Related party notes payable                                                           332,700          223,406
    Unearned revenue                                                                      181,822           18,569
    Current portion of long-term liabilities                                              547,798               --
                                                                                      -----------      -----------
Total current liabilities                                                               3,810,162          805,321
                                                                                      -----------      -----------

Long-term liabilities:
    Interest payable                                                                       25,817               --
    Capital lease obligations                                                             439,475               --
    Notes payable                                                                         275,912               --
    Mortgages payable                                                                   1,163,615               --
    Minority interest                                                                          --           15,463
    Current portion of long-term liabilities                                             (547,798)              --
                                                                                      -----------      -----------
Total long-term liabilities                                                             1,357,021           15,463
                                                                                      -----------      -----------
TOTAL LIABILITIES                                                                       5,167,183          820,784
                                                                                      -----------      -----------

Shareholders' equity:
    Common stock, at par value                                                             27,745           19,162
    Series A Convertible Preferred stock, at face value                                 1,550,000               --
    Additional paid-in capital                                                          1,836,808          808,052
    Accumulated deficit                                                                  (859,783)        (853,698)
    Net income                                                                            233,484           42,098
                                                                                      -----------      -----------
NET SHAREHOLDERS' EQUITY                                                                2,788,254           15,614
                                                                                      -----------      -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 7,955,437      $   836,398
                                                                                      ===========      ===========

                 See notes to consolidated financial statements

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)


                                                 THREE MONTHS      THREE MONTHS
                                                     ENDED             ENDED
                                                JUNE 30, 1998      JUNE 30, 1997
                                                -------------      -------------
Revenues:
 Distributor sales                               $ 5,830,575        $ 1,551,184
 Manufacturing                                       914,544            393,448
                                                 -----------        -----------
TOTAL REVENUES                                     6,745,119          1,944,632
                                                 -----------        -----------

Cost of goods sold:
  Distributor sales                              $ 5,585,936        $ 1,470,920
  Manufacturing                                      596,724            225,920
                                                 -----------        -----------
TOTAL OF COST OF GOODS SOLD                        6,182,660          1,696,840
                                                 -----------        -----------
GROSS PROFIT                                         562,459            247,792

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                          308,051            213,032
                                                 -----------        -----------

OPERATING INCOME BEFORE
     OTHER INCOME AND EXPENSE                        254,408             34,760

Other income (expense):
       Interest income                                 2,360               --
       Other income and expenses, net                  6,435             13,028
       Interest expense                              (29,719)            (5,690)
                                                 -----------        -----------
TOTAL OTHER INCOME (EXPENSE)                         (20,924)             7,338
                                                 -----------        -----------

NET INCOME                                           233,484             42,098

Accrued preferred share dividends                       --                 --
                                                 -----------        -----------

NET INCOME (LOSS ) AVAILABLE
  TO COMMON SHAREHOLDERS                         $   233,484        $    42,098
                                                 ===========        ===========

Basic income per share                           $      .013        $       .10
                                                 ===========        ===========

Basic weighted number of
  common shares outstanding                        1,833,674            416,255
                                                 ===========        ===========

Diluted income per share                         $      0.12        $      0.10
                                                 ===========        ===========

Diluted weighted number of
  common shares outstanding                        1,889,474            416,255
                                                 ===========        ===========

                 See notes to consolidated financial statements

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997(UNAUDITED)

                                                               JUNE 30, 1998  JUNE 30, 1997
                                                               -------------  -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
      Net income                                                 $ 233,484      $  42,098

      Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                            22,498          5,718
           Changes in operating assets and liabilities:
                Accounts receivable                               (357,137)       (65,704)
                Inventory                                          (87,843)      (107,584)
                Prepaid expenses                                    (8,094)         2,327
                Accounts payable and accrued expenses             (155,161)        (5,910)
                Unearned revenue                                    (2,955)       (13,620)
                                                                 ---------      ---------
NET CASH USED IN OPERATING ACTIVITIES                             (355,208)      (142,675)
                                                                 ---------      ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Deposits                                                       1,891         (2,282)
      Purchases of property and equipment                         (127,328)       (12,250)
      Purchase of intangible assets                                 (1,225)            --
                                                                 ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES                             (126,662)       (14,532)
                                                                 ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                     537,546        106,708
      Proceeds from shareholder loan                                    --         33,406
      Distributions to stockholders                               (108,503)            --
      Proceeds from issuance of common stock                        50,000             --
      Principal payments of debt and capital lease obligations    (128,752)        (2,422)
                                                                 ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES                              350,291        137,692
                                                                 ---------      ---------


NET INCREASE (DECREASE) IN CASH                                   (131,579)       (19,515)

CASH AT BEGINNING OF PERIOD                                        456,519        219,828
                                                                 ---------      ---------
CASH AT END OF PERIOD                                            $ 324,940      $ 200,313
                                                                 =========      =========

                 See notes to consolidated financial statements

                 NU-WAVE HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
         FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)

                                                              THREE MONTHS     THREE MONTHS
                                                                  ENDED            ENDED
                                                              JUNE 30, 1998    JUNE 30, 1997
                                                              --------------   -------------
Supplemental cash flow information:
      Cash paid during the period for interest                 $     17,386      $  5,690


Supplemental schedule of non-cash financing activities:
      Capital lease obligations incurred for purchase of
        property and equipment                                 $     56,147      $  9,007


      Conversion of related party notes payable and
        accrued interest to common stock                       $     81,331      $     --


      Acquisition of Energy Factors, Inc. through
        issuance of 310,000 shares of preferred stock          $  1,550,000      $     --


      Acquisition of Becan Distributors, Inc. through
        issuance of 1,500,000 new shares of common stock       $  2,250,000      $     --


                 See notes to consolidated financial statements

Nu-Wave Health Products, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1998

NOTE A-BASIS OF PRESENTATION


          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB/A for the year ended March 31, 1998.





NOTE B-ACQUISITIONS AND DISPOSITIONS

       On June 15, 1998, the Company acquired Energy Factors, Inc. (Energy Factors), a wholly-owned subsidiary of U.S. Diversified Technologies, Inc. At the closing, the Company acquired legal title to the net assets of Energy Factors. The acquisition was accounted for as a purchase. U.S. Diversified Technologies, Inc. received in exchange for its capital stock in Energy Factors, 310,000 shares of Series A Convertible Preferred Stock of the Company representing a fair market value of approximately $1,550,000.

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
                                             ----------
                                             $4,424,000
                                             ==========

       Effective June 26, 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. (Becan), in exchange for 1,500,000 new shares of common stock of the Company representing a fair market value of approximately $2,250,000. The merger was accounted for as a combination of entities under common control and treated as if a "pooling of interests". The merger resulted in goodwill of approximately $700,000 due to the acquisition of the minority interest. The financial statements have been retroactively adjusted to reflect the results of Becan Distributors, Inc. for all periods presented.


       The Series A Convertible Preferred Stock and the Common Stock were issued upon the filing by the Company on August 10, 1998 of Articles of Amendment to its Articles of Incorporation which effected a one-for-three reverse stock split.


NOTE C-PRINCIPLES OF CONSOLIDATION

       The accompanying condensed consolidated financial statements include the accounts of Nu-Wave Health Products, Inc. and its subsidiaries, Energy Factors, Inc. and Becan Distributors, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

NOTE D-STOCKHOLDERS' EQUITY

       The Board of Directors of the Company has authorized a one-for-three reverse stock split of the Common Stock of the Company. The accompanying unaudited condensed consolidated financial statements have been retroactively adjusted, as of June 30, 1998 and 1997, to reflect the one-for-three reverse stock split, the issuance of 310,000 shares of Series A Convertible Preferred Stock and the issuance of the 1,500,000 shares of Common Stock following the one-for-three reverse stock split. In conjunction with the reverse stock split, the effect of the elimination of fractional shares (which will be cashed out at $1.50 per new share) is not reflected in the accompanying condensed consolidated financial statements.

       The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents. Earnings per share was retroatively restated, as of June 30, 1997, to reflect FASB No. 128.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three Months ended June 30, 1998 and June 30, 1997


       Sales are recognized at the time the product is shipped. Net sales are net of discounts, allowances, and returns and credits. Distributors sales increased 276%, or $4,279,391, to $5,830,575 for the three months ended June 30, 1998 from $1,551,184 for the three months ended June 30, 1997. Of the $4,279,391 increase, $4,269,772 was attributable to net sales of Becan Distributors, Inc., acquired June 26, 1998 (accounted for as a combination of entities under common control). The increase was primarily attributable to Becan's increased sales with existing customers and expansion of the customer base resulting from increased marketing efforts, with the remainder due to increased marketing efforts of Diabetes Supplies. Manufacturing sales increased 132%, or $521,096, to $914,544 for the three months ended June 30, 1998 from $393,448 for the three months ended June 30, 1997. Of the $521,096 increase, $86,023 was attributable to net sales of Energy Factors, Inc., acquired June 15, 1998 (accounted for as a purchase), with the remainder due to increased volume of the Company's private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

       Gross profit from distributor sales increased 204%, or $164,375, to $244,639 for the three months ended June 30, 1998 from $80,264 for the three months ended June 30, 1997. Gross profit from manufacturing increased 90%, or $150,292, to $317,820 for the three months ended June 30, 1998 from $167,528 in the corresponding period. Gross margin from distributor sales decreased to 4.20% for the three months ended June 30, 1998 from 5.17% for the three months ended June 30, 1997. The decline was primarily attributable to the change in the mix of sales with the acquisition of Becan Distributors, Inc., which yields a lower gross margin. Gross margin from manufacturing decreased to 34.75% for the three months ended June 30, 1998 from 42.58% in the corresponding period. The decrease was primarily attributable to the change in the mix of sales with an expanded customer base.

         Selling, general and administrative expenses consist primarily of advertising and promotional expenses, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions, professional fees related to legal, audit and tax matters, and depreciation and amortization expense. Selling, general and administrative expenses increased 1.45%, or $95,019, to $308,051 for the three months ended June 30, 1998 from $213,032 for the three months ended June 30, 1997. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with the Energy Factors acquisition. As a percentage of net sales, selling, general and administrative expenses decreased to 4.57% for the three months ended June 30, 1998 from 10.95% for the three months ended June 30, 1997.

         Interest expense, net of interest income, increased $21,669 to $27,359 for the three months ended June 30, 1998 from $5,690 for the three months ended June 30, 1997. The increase was a result of increased borrowings to finance the purchase of additional machinery and equipment and to make necessary plant modifications, and for financing of additional working capital needs with the acquisition of Energy Factors.

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

LIQUIDITY AND CAPITAL RESOURCES


         The Company historically has financed its operations through funds from operations and loans from within the Company. The Company had working capital of ($635,468) at June 30, 1998, as compared to ($112,212) in working capital at June 30, 1997. The decrease was primarily due to an increase in accounts payable and accrued expenses, and an increase in current portion of long-term liabilities as a result of the Energy Factors acquisition.

         Net cash used in operating activities was ($355,208) for the three months ended June 30, 1998 and ($142,675) for the three months ended June 30, 1997. The usage of cash is primarily attributable to an increase in accounts receivable ($357,137), as a result of increased sales by the Company during such period, and an increase in inventory ($87,843), an increase in prepaid expenses ($8,094), an increase in accounts payable and accrued expenses ($155,161), and an increase in unearned revenue ($2,955), primarily attributable to the acquisition of Energy Factors.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS.

        The following exhibits are filed with this report:

          2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch.(2)

          2.2 Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998, by and between Nu-Wave Health Products, Inc., buyer, and Manju Taneja, Mihir K. Taneja, Mandeep K. Taneja, William LaGamba custodian for Anthony LaGamba, William LaGamba custodian for Nicholl LaGamba, William LaGamba custodian for Courtney LaGamba, Michele LaGamba, and Phillip J. Laird and William LaGamba, each individually a seller, each of which is a stockholder of Becan Distributors, Inc.(2)

          3.1 Articles of Incorporation of Nu-Wave Acquisition, Inc. dated June 11, 1998 and filed June 12, 1998.(2)

          3.2 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998.(2)

          3.3 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 10, 1998.(2)

         10.1 Promissory Note in favor of the Company from Energy Factors, Inc. dated May 13, 1998.(1)

         10.2 Revolving Line of Credit Agreement between Becan Distributors, Inc. and Mellon Bank dated March 16, 1998.(2)

         10.3 Revolving Line of Credit Agreement between the Company and Republic Bank dated June 3, 1998.(1)

         27.1  Financial Data Schedule (for SEC use only).

               (1)Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

               (2)Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.


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




                                                   DYNAMIC HEALTH PRODUCTS, INC.


Date: March 1, 1999                                By: /s/ WILLIAM L. LAGAMBA
                                                       -------------------------
                                                       William L. LaGamba
                                                       Chief Executive Officer


Date: March 1, 1999                                By: /s/ CANI I. SHUMAN
                                                       -------------------------
                                                       Cani I. Shuman
                                                       Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

  27                     Financial Data Schedule (for SEC use only)