Form 10QSB/A
period 1998-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 1999-03-02
CIK 949925

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

                         Commission File Number 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       STATE OF FLORIDA                                          34-1711778
----------------------------------                           -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                6950 BRYAN DAIRY ROAD, LARGO, FLORIDA      33777
               ---------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

         Issuer's telephone number, including area code: (727) 544-8866

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of November 13, 1998 was 3,074,515 (exclusive of Treasury Shares).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                       1998            1997
                                                   -----------     -----------
                            ASSETS

Current assets:
     Cash and cash equivalents                     $    35,973     $   143,770
     Accounts receivable, net                        1,421,772         426,956
     Inventory, net of allowance                     1,811,800         263,435
     Prepaids and other current assets                 209,331           6,978
                                                   -----------     -----------
Total current assets                                 3,478,876         841,139
                                                   -----------     -----------

Property, plant and equipment, at cost, net          2,190,331         126,072
Deposits                                               104,801          16,467
Investment in LLC                                        5,000            --
Intangible assets, net                               2,723,083           9,898
                                                   -----------     -----------
TOTAL ASSETS                                       $ 8,502,091     $   993,576
                                                   ===========     ===========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses         $ 1,628,219     $   673,814
     Other payables                                     90,975           1,648
     Interest payable                                   13,018           4,699
     Notes payable                                      69,662            --
     Credit line payable                               630,000            --
     Related party notes payable                       553,700         143,324
     Unearned revenue                                   97,102          36,643
     Current portion of long-term liabilities          395,083            --
                                                   -----------     -----------
Total current liabilities                            3,477,759         860,128
                                                   -----------     -----------
Long-term liabilities:
     Interest payable                                   12,687            --
     Capital lease obligations                         401,234           7,590
     Notes payable                                     275,226            --
     Mortgages payable                               1,150,262            --
     Minority interest in subsidiary                    75,124          15,463
     Current portion of long-term liabilities         (395,083)           --
                                                   -----------     -----------
Total long-term liabilities                          1,519,450          23,053
                                                   -----------     -----------
TOTAL LIABILITIES                                    4,997,209         883,181
                                                   -----------     -----------
Shareholders' equity:
     Common stock, at par value                         30,745          22,333
     Series A Convertible Preferred stock,
       at face value                                 1,550,000            --
     Series B 6% Cumulative Convertible
       Preferred stock, at face value                   50,000            --
     Additional paid-in capital                      2,483,808         889,680
     Accumulated deficit                              (859,783)       (853,698)
     Net income                                        250,112          52,080
                                                   -----------     -----------
NET SHAREHOLDERS' EQUITY                             3,504,882         110,395
                                                   -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 8,502,091     $   993,576
                                                   ===========     ===========


                 See notes to consolidated financial statements


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                    FOR THE THREE MONTHS AND SIX MONTHS ENDED
                    SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

                                                    THREE MONTHS ENDED                       SIX MONTHS ENDED
                                               SEPTEMBER 30,     SEPTEMBER 30,        SEPTEMBER 30,     SEPTEMBER 30,
                                                   1998              1997                 1998              1997
                                               ------------      ------------         ------------      ------------
Revenues:
    Distributor sales                          $  6,912,297      $  2,079,264         $ 12,712,200      $  3,639,551
    Manufacturing                                 1,144,279           397,865            2,058,823           782,191
    Other revenues                                   58,632              --                 58,632              --
                                               ------------      ------------         ------------      ------------
TOTAL REVENUES                                    8,115,208         2,477,129           14,829,655         4,421,742
                                               ------------      ------------         ------------      ------------
Cost of goods sold:
    Distributor sales                             6,697,668         2,010,507           12,254,398         3,529,953
    Manufacturing                                   765,588           292,793            1,362,312           522,111
    Other revenues                                   10,877              --                 10,877              --
                                               ------------      ------------         ------------      ------------
TOTAL OF COST OF GOODS SOLD                       7,474,133         2,303,300           13,627,587         4,052,064
                                               ------------      ------------         ------------      ------------
GROSS PROFIT                                        641,075           173,829            1,202,068           369,678

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         627,592           165,705              934,096           327,081
                                               ------------      ------------         ------------      ------------
OPERATING INCOME BEFORE
     OTHER INCOME AND EXPENSE                        13,483             8,124              267,972            42,597

Other income (expense):
    Interest income                                   3,184              --                  6,443              --
    Gain on involuntary conversion of land           81,192              --                 81,192              --
    Other income and expenses, net                   13,786             9,608               20,140            22,636
    Interest expense                                (98,293)           (7,749)            (128,912)          (13,153)
                                               ------------      ------------         ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                           (131)            1,859              (21,136)            9,483
                                               ------------      ------------         ------------      ------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST           13,352             9,983              246,836            52,080

Loss attributable to minority interest                3,276              --                  3,276              --
                                               ------------      ------------         ------------      ------------

NET INCOME (LOSS)                                    16,228             9,983              250,112              --

Accrued preferred share dividends                       400              --                    400              --
                                               ------------      ------------         ------------      ------------
NET INCOME AVAILABLE
    TO COMMON SHAREHOLDERS                     $     16,228      $      9,983         $    249,712      $     52,080
                                               ============      ============         ============      ============

Basic income per share                         $       --        $       0.01         $       0.12      $       0.09
                                               ============      ============         ============      ============
Basic weighted number of
    common shares outstanding                     2,814,955           685,074            2,014,534           551,394
                                               ============      ============         ============      ============

Diluted income per share                       $       --        $       0.01         $       0.11      $       0.09
                                               ============      ============         ============      ============
Diluted weighted number of
    common shares outstanding                     3,094,715           685,074            2,200,927           551,394
                                               ============      ============         ============      ============

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)


                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1998              1997
                                                                    -----------       -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net income                                                    $   250,112       $    52,080
      Minority interest in subsidiary                                    (3,276)             --

      Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization                                 94,466            12,610
           Changes in operating assets and liabilities:
                Accounts receivable                                    (466,257)         (262,359)
                Inventory                                              (494,770)         (116,408)
                Prepaid expenses                                        (74,020)            8,450
                Accounts payable and accrued expenses                  (479,637)          312,824
                Unearned revenue                                        (87,675)            4,454
                                                                    -----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (1,261,057)           11,651
                                                                    -----------       -----------
Cash flows from investing activities:
      Deposits                                                          (64,672)           (4,179)
      Purchases of property and equipment                              (159,946)          (29,665)
      Involuntary conversion of land                                     17,908              --
      Decrease (increase) in intangible assets                           (6,544)             (325)
                                                                    -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES                                  (213,254)          (34,169)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from borrowings                                          577,219            47,098
      Proceeds from shareholder loans                                   223,000              --
      Distributions to stockholders                                    (108,503)             --
      Proceeds from issuance of common stock                            550,000              --
      Proceeds from issuance of preferred stock                          50,000              --
      Principal payments of debt and capital lease obligations         (237,952)         (100,638)
                                                                    -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   1,053,764           (53,540)
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH                                        (420,547)          (76,058)

CASH AT BEGINNING OF PERIOD                                             456,520           219,828
                                                                    -----------       -----------

CASH AT END OF PERIOD
                                                                    $    35,973       $   143,770
                                                                    ===========       ===========


                 See notes to consolidated financial statements


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
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

LIQUIDITY AND CAPITAL RESOURCES


         The Company historically has financed its operations through funds from operations and loans from within the Company. The Company had working capital of $1,117 at September 30, 1998, as compared to ($18,989) in working capital at September 30, 1997. The decrease was primarily due to an increase in related party notes payable and an increase in current portion of long-term liabilities as a result of the IHP acquisition.

         Net cash used in operating activities was ($1,261,057) for the six months ended September 30, 1998 as compared to net cash provided by operating activities of $11,652 for the six months ended September 30, 1997. The usage of cash is primarily attributable to an increase in accounts receivable ($466,257), as a result of increased sales by the Company during such period, and an increase in inventory ($494,770), an increase in prepaid expenses ($74,020), a decrease in accounts payable and accrued expenses ($479,637), and a decrease in unearned revenue ($87,675), primarily attributable to the acquisition of IHP.


         Net cash used in investing activities was ($213,254), representing the purchase of property and equipment, plant modifications, and the acquisition of other assets, offset by a decrease representing an involuntary conversion of land $17,908.


         Net cash provided by financing activities was $1,053,764 representing proceeds from issuance of common stock and preferred stock, proceeds of long-term debt, capital lease obligations, and borrowings on lines of credit, proceeds from shareholder loans, offset by repayments of debt and capital lease obligations ($237,952).


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

         In August, 1998, 20,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $50,000. Proceeds were used for the initial capitalization of Discount, and for repayment of debt associated with IHP.

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


         In August, 1998, 20,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $50,000. Proceeds were used for the initial capitalization of Discount, and for repayment of debt associated with IHP.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. (2)

2.2 Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998, by and between Nu-Wave Health Products, Inc., buyer, and Manju Taneja, Mihir K. Taneja, Mandeep K. Taneja, William LaGamba custodian for Anthony LaGamba, William LaGamba custodian for Nicholl LaGamba, William LaGamba custodian for Courtney LaGamba, Michele LaGamba, and Phillip J. Laird and William LaGamba, each individually a seller, each of which is a stockholder of Becan Distributors, Inc. (2)


2.3 Agreement to Fund Subsidiary dated September 1, 1998, by and between Dynamic Health Products, Inc., Incredible Products of Florida, Inc., and Gary A. Shawkey.(3)

2.4 Agreement and Plan of Reorganization dated September 1, 1998, by and between Incredible Products of Florida, Inc., buyer and Gary A.Shawkey, seller.(3)

2.5 Agreement to Exchange Shares dated September 1, 1998, by and between the Company and Gary A. Shawkey.(3)

2.6 Stock Purchase Agreement dated September 30, 1998, by and among Dynamic Health Products, Inc. and J. Labs, Inc.(3)


3.1 Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. (2)

3.2 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998. (2)

3.3 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 10, 1998. (2)

3.4 Articles of Incorporation of Incredible Products of Florida, Inc. dated August 20, 1998, filed August 20, 1998.(3)


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

27.1     Financial Data Schedule (for SEC use only).