Form 10KSB40/A
period 1998-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 1999-03-02
CIK 949925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A



            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23031


                         DYNAMIC HEALTH PRODUCTS, INC.
                (Formerly known as Nu-Wave Health Products, Inc.,
                   successor to and formerly Direct Rx, Inc.)
                       -----------------------------------
                 (Name of small business issuer in its charter)

                     STATE OF FLORIDA                                                34-1711778
                     ----------------                                                ----------
(State of or other jurisdiction of incorporation or organization)       (IRS Employer Identification No.)

          6950 Bryan Dairy Road, Largo Florida                                          33777
      --------------------------------------------                                      -----
       (Address of Principal Executive Officers)                                      (Zip Code)

                    Issuer's telephone number: (727) 544-8866


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


         Subsequently, Nu-Wave, the already existing subsidiary of Direct Rx, Inc., was merged into Direct Rx Healthcare, Inc. with Direct Rx Healthcare, Inc. as the surviving corporation. Its Articles of Incorporation were amended on April 1, 1998 to change the name of the corporation to Nu-Wave Health Products, Inc. Subsequently, its Articles of Incorporation were amended on August 11, 1998 to change the name of the corporation to Dynamic Health Products, Inc. It is not believed that the merger will have any material effect on the operations or the management of the Company. All officers and management of the Company remained the same.


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


         The principal office of the Company and its manufacturing facility is currently located at 6950 Bryan Dairy Road, Largo, Florida. Additional manufacturing operations are currently located at 5905-A Hampton Oaks Parkway, Tampa, Florida. The Diabetes Supplies division of the Company is operated out of its offices located at 275 Curry Hollow Road, Pittsburgh, Pennsylvania.


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Fiscal Year 1998 compared to Fiscal Year 1997


         Net sales from the health products manufacturing business for fiscal year ended 1998 were $1,906,936 as compared to net sales in 1997 of $789,323. This represents a 142% increase over sales in 1997. The increase is primarily attributable to increased volume in private label sales resulting from continued expansion of marketing efforts and the introduction of new products. Net sales from the mail-order diabetic supply business for fiscal year ended 1998 were $461,349 as compares to net sales in 1997 of $171,017. This represents a 170% increase over sales in 1997. The increase is primarily attributable to increased sales with existing customers.

         Gross profit from the health products manufacturing business increased 54%, or $185,771, to $518,120 in 1998 as compared to $347,958 in 1997. Gross profit from the mail-order diabetic supply business increased 50%, or $7,891, to $23,500 in 1998 as compared to $15,609 in 1997. For the fiscal year ended 1998, gross margin from the health products manufacturing business decreased to 27.17% from 42.11% in the corresponding period. The decrease in the gross margin from the health products manufacturing business is principally attributable to the offering of competitive pricing to attract new customers, and an increase in raw material and other production expenses due to certain inefficiencies resulting from growth, which such inefficiencies have now been corrected. It is anticipated by management that this gross margin is now increasing. For the fiscal year ended 1998, gross margin from the mail-order diabetic supply business decreased to 5.09% from 9.13% in the corresponding period. The deccrease in gross margin from the diabetic supply business is principally attributable to an increase in the mix of sales, which yields a lower gross margin.


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

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation(1)
                                                ----------------------
(a)                                     (b)      (c)         (d)           (e)
Name and                                                               Other Annual
Principal Position                     Year    Salary($)   Bonus($)   Compensation($)
- ------------------                     ----    ---------   --------   ---------------
Jugal K. Taneja, CEO                   1998    $75,000     $5,414        $ -0-
                                       1997    $   -0-     $  -0-        $ -0-

Kotha S. Sekharam, President           1998    $75,000     $5,414        $ -0-
                                       1997    $52,500     $  -0-        $ -0-

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

                                                               AMOUNT AND
                                                               NATURE OF         APPROXIMATE
TITLE OF          NAME AND ADDRESS                             BENEFICIAL          PERCENT
CLASS             OF BENEFICIAL OWNER                          OWNERSHIP          OF CLASS
- -----             -------------------                          ---------          --------
Common            Manju Taneja                                1,964,553 (1)         51%
                  c/o Dynamic Health Products, Inc.
                  6950 Bryan Dairy Road
                  Largo, FL 33777

Common            Jugal K. Taneja                               484,229 (2)         13%
                  c/o Dynamic Health Products, Inc.
                  6950 Bryan Dairy Road
                  Largo, FL 33777

Common            Kotha S. Sekharam                             255,000              7%
                  c/o Dynamic Health Products, Inc.
                  6950 Bryan Dairy Road
                  Largo, FL 33777

Common            Cani I. Shuman                                    -0-            -0-
                  c/o Dynamic Health Products, Inc.
                  6950 Bryan Dairy Road
                  Largo, FL 33777

Common            Mihir K. Taneja                                 5,000              *
                  c/o Dynamic Health Products, Inc.
                  6950 Bryan Dairy Road
                  Largo, FL 33777

Common            Martin A. Traber                               30,000              *
                  Foley & Lardner
                  100 North Tampa Street
                  Tampa, FL 33602

Common            All officers and directors as
                  a group (5 persons)                           774,229 (3)         20%

- -----------------------------

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


         During fiscal 1998, the Company began manufacturing products for J.Labs, Inc. (J.Labs). J.Labs is a company which holds trademarks for various products which the Company manufactures. The Company pays royalty/brokerage fees for each unit of product sold for which J.Labs holds a trademark. J.Labs is a corporation owned by Manju Taneja (the spouse of Jugal Taneja), Mandeep Taneja (the son of Jugal Taneja), Mihir Taneja, Kotha Sekharam, and Madhavi Sekharam (the wife of Kotha Sekharam). The Company is presently considering acquiring J.Labs.


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

Consolidated Statements of Cash Flows for the years ended
         March 31, 1998 and 1997                                   F-6 - F-7

Notes to Consolidated Financial Statements                        F-8 - F-15

(a)(2) EXHIBITS.

         The following exhibits are filed with this report:


2.1      Articles of Merger between Direct Rx Healthcare, Inc. and Direct Rx,
         Inc. filed March 19, 1998.(1)

2.2      Articles of Merger between Direct Rx Healthcare, Inc. and Nu-Wave
         Health Products, Inc. filed March 19, 1998, effective April 1,1998.(1)

3.1      Articles of Incorporation of Direct Rx Healthcare, Inc., filed January
         27, 1998.(1)

10.1     Service Agreement between the Company and Nations Staffing, Inc. dated
         December 23, 1996.(1)

10.2     Employment Agreement between the Company and Jugal K. Taneja dated July
         15, 1997.(1)

10.3 Employment Agreement between the Company and Dr. Kotha S. Sekharam dated July 15, 1997.(1)

10.4     Promissory Note in favor of the Company from Energy Factors, Inc. dated
         May 13, 1998.(1)

10.5     Revolving Line of Credit Agreement between the Company and Republic
         Bank dated June 3, 1998.(1)

27.1     Financial Data Schedule (for SEC use only)

         (1) Incorporated by Reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.


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




                                             DYNAMIC HEALTH PRODUCTS, INC.


DATED: March 1, 1999                         By:/s/ WILLIAM L. LAGAMBA
                                             --------------------------------
                                             William L. LaGamba, Chief Executive
                                             Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signature                  Title                                       Date
- ---------                  -----                                       ----
/s/ Jugal K. Taneja        Chairman of the Board,                      March 1, 1999
------------------------   Secretary, and Director
Jugal K. Taneja

/s/ Kotha S. Sekharam      President, Treasurer, and Director          March 1, 1999
------------------------
Kotha S. Sekharam

/s/ Martin A. Traber       Director                                    March 1, 1999
------------------------
Martin A. Traber

/s/ WILLIAM L. LAGAMBA     Chief Executive Officer                     March 1, 1999
------------------------
William L. LaGamba

/s/ Cani I. Shuman         Chief Financial Officer                     March 1, 1999
------------------------
Cani I. Shuman

                          DYNAMIC HEALTH PRODUCTS, INC.
                    (FORMERLY NU-WAVE HEALTH PRODUCTS, INC.,
                      FORMERLY DIRECT RX HEALTHCARE, INC.)



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

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       YEARS ENDED MARCH 31, 1998 AND 1997


                                                                       1998            1997
                                                                    ----------       ---------
Revenues:
    Diabetic supplies                                               $  461,349         171,017
    Manufacturing                                                    1,906,936         789,323
                                                                    ----------       ---------

                            Total revenues                           2,368,285         960,340

Cost of goods sold:
    Diabetic supplies                                                  437,849         155,408
    Manufacturing                                                    1,388,816         456,974
                                                                    ----------       ---------

                            Total of cost of goods sold              1,826,665         612,382
                                                                    ----------       ---------

                            Gross profit                               541,620         347,958
General and administrative expenses                                    527,609         485,710
                                                                    ----------       ---------

                            Operating income (loss)                     14,011        (137,752)
Other income (expense):
    Management fees                                                         --          (5,700)
    Interest                                                           (18,272)        (13,859)
    Other income and expenses, net                                      15,976         (35,134)
                                                                    ----------       ---------

                                                                        (2,296)        (54,693)
                                                                    ----------       ---------

                            Income (loss) before
                              income taxes                              11,718        (192,445)

Income taxes                                                                --              --
                                                                    ----------       ---------

                            Net income (loss)                       $   11,718        (192,445)
                                                                    ==========        ========

Basic and diluted income (loss) per share                           $      .01            (.15)
                                                                    ==========       =========

Basic and diluted weighted number of common shares outstanding       2,058,446       1,248,765
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


        (d)     REVENUE RECOGNITION

                Revenue is recognized for the health products manufacturing operations when the production process is complete and the merchandise is shipped to the customer. Revenue is recognized for the mail-order diabetes supplies operations when the merchandise is shipped to the customer.

         (e)    INVENTORY


                Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.


         (f)    PROPERTY AND EQUIPMENT


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



         (g)    INTANGIBLE ASSETS


                Covenants not to compete are amortized using the straight-line basis over the five year term of the agreements. Organization costs represent legal and other costs incurred when organizing the Company. The costs are being amortized using the straight-line basis over five years. Goodwill is being amortized over twenty years using the straight-line method.


         (h)    INCOME TAXES


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


         (i)    CONCENTRATION OF CREDIT RISK


                Four customers represented approximately 67% of consolidated revenues in 1998.

                Cash balances are maintained in a financial institution. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation.


         (j)    EARNINGS PER SHARE


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



                                                                     (continued)

                    DIRECT RX HEALTHCARE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) PROPERTY AND EQUIPMENT

         At March 31, 1998 and 1997, property and equipment consists of the following:

                                                  1998           1997
                                                --------       --------
         Machinery and equipment                $196,784        107,814
         Furniture and fixtures                    2,708          2,798
         Office equipment                         12,199          9,849
         Leasehold improvements                   13,766          4,304
                                                --------       --------
                                                 225,547        124,765
         Less accumulated depreciation and
           amortization                          (19,085)       (19,817)
                                                --------       --------

                                                $176,462        104,948
                                                ========       ========

(3) INTANGIBLE ASSETS

         At March 31, 1998 and 1997, intangible assets consists of the following:

                                              1998          1997
                                            -------       -------
         Covenants not to compete           $16,726        16,726
         Organization costs                      --         5,391
         Goodwill                            10,000            --
                                            -------       -------
                                             26,726        22,117

         Less accumulated amortization       (8,857)      (10,096)
                                            -------       -------

                                            $17,869        12,021
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


        The fair market value of the common stock purchase warrants are immaterial to the financial statements at date of issuance.



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


         The Company will account for the investment under the equity method of accounting.



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

                                 EXHIBIT INDEX

EXHIBIT                               DESCRIPTION
-------                               -----------

  27.1                        Financial Data Schedule