Form 10QSB/A
period 1998-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 1999-03-02
CIK 949925

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

                         Commission File Number 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

       STATE OF FLORIDA                                        34-1711778
---------------------------------                          ------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                            Identification No.)

                   6950 BRYAN DAIRY ROAD, LARGO, FLORIDA 33777
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                           DECEMBER 31,   DECEMBER 31,
                                                                               1998           1997
                                                                           ------------    ------------
                                    ASSETS
Current assets:
       Cash and cash equivalents                                           $    353,465    $      7,561
       Accounts receivable, net                                               2,279,633         631,839
       Inventory, net of allowance                                            2,828,229         620,520
       Prepaids and other current assets                                        223,408          22,408
                                                                           ----------------------------
Total current assets                                                          5,684,735       1,282,328
                                                                           ----------------------------

Property, plant and equipment, at cost, net                                   2,220,905         186,748
Deposits                                                                         50,390          16,733
Investment in LLC                                                                 5,000            --
Intangible assets, net                                                        2,789,461           9,054
                                                                           ----------------------------
TOTAL ASSETS                                                               $ 10,750,491    $  1,494,863
                                                                           ============================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                               $  2,697,658    $    807,581
       Other payables                                                           125,687           6,800
       Interest payable                                                          13,128           1,634
       Notes payable                                                             48,220          15,199
       Credit line payable                                                    1,808,451         200,000
       Related party notes payable                                              489,572         198,324
       Unearned revenue                                                          86,025          48,522
       Current portion of long-term liabilities                                 459,205          15,378
                                                                           ----------------------------
Total current liabilities                                                     5,727,946       1,293,438
                                                                           ----------------------------
Long-term liabilities:
       Interest payable                                                          42,795            --
       Capital lease obligations                                                457,916          59,337
       Notes payable                                                            283,015            --
       Mortgages payable                                                      1,144,185            --
       Minority interest in subsidiary                                           12,261          15,463
       Current portion of long-term liabilities                                (459,205)        (15,378)
                                                                           ----------------------------
Total long-term liabilities                                                   1,480,967          59,422
                                                                           ----------------------------
TOTAL LIABILITIES                                                             7,208,913       1,352,860
                                                                           ----------------------------
Shareholders' equity:
       Common stock, at par value                                                31,067          23,033
       Series A Convertible Preferred stock, at face value                    1,550,000            --
       Series B 6% Cumulative Convertible Preferred stock, at face value         75,000            --
       Additional paid-in capital                                             2,546,868         910,020
       Accumulated deficit                                                     (859,783)       (853,698)
       Net income                                                               198,426          62,648
                                                                           ----------------------------
NET SHAREHOLDERS' EQUITY                                                      3,541,578         142,003
                                                                           ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 10,750,491    $  1,494,863
                                                                           ============================

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED INCOME STATEMENTS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                     DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       ----------------------------    ----------------------------
                                                        DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                           1998           1997            1998            1997
                                                       ------------    ------------    ------------    ------------
Revenues:
     Distributor sales                                 $ 10,121,021    $  2,397,771    $ 22,858,888    $  6,023,447
     Manufacturing                                        1,083,935         491,089       3,142,759       1,270,792
     Other revenues                                         226,419            --           285,050            --
                                                       ------------------------------------------------------------
TOTAL REVENUES                                           11,431,375       2,888,860      26,286,697       7,294,239
                                                       ------------------------------------------------------------
Cost of goods sold:
     Distributor sales                                    9,734,340       2,226,743      22,014,417       5,718,113
     Manufacturing                                          797,009         415,656       2,159,321         959,986
     Other revenues                                          20,631            --            31,508            --
                                                       ------------------------------------------------------------
TOTAL OF COST OF GOODS SOLD                              10,551,980       2,642,399      24,205,246       6,678,099
                                                       ------------------------------------------------------------
GROSS PROFIT                                                879,395         246,461       2,081,451         616,140

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                891,277         235,519       1,825,362         562,600
                                                       ------------------------------------------------------------
OPERATING INCOME BEFORE OTHER INCOME AND EXPENSE            (11,882)         10,942         256,089          53,540

Other income (expense):
     Interest income                                          1,495            --             7,939            --
     Gain on involuntary conversion of land                    --              --            81,192            --
     Other income and expenses, net                           7,467           6,000          27,608          28,636
     Interest expense                                      (111,629)         (6,376)       (240,541)        (19,528)
                                                       ------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                               (102,667)           (376)       (123,802)          9,108
                                                       ------------------------------------------------------------
NET INCOME (LOSS) BEFORE MINORITY INTEREST                 (114,549)         10,566         132,287          62,648

Loss attributable to minority interest                       62,863            --            66,139            --
                                                       ------------------------------------------------------------
NET INCOME (LOSS)                                           (51,686)         10,566         198,426          62,648

Accrued preferred share dividends                             1,142            --             1,542            --
                                                       ------------------------------------------------------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $    (52,828)   $     10,566    $    196,884    $     62,648
                                                       ============================================================
Basic income per share                                 $      (0.02)   $       0.01    $       0.08    $       0.10
                                                       ============================================================
Basic weighted number of common shares outstanding        3,075,482         734,096       2,352,238         612,524
                                                       ============================================================
Diluted income per share                               $      (0.02)   $       0.01    $       0.08    $       0.10
                                                       ============================================================
Diluted weighted number of common shares outstanding      3,411,882         734,096       2,588,938         612,524
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
                                                                              ===========    ===========

                 See notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
        FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997 (UNAUDITED)

                                                                 DECEMBER 31,              DECEMBER 31,
                                                                    1998                      1997
                                                               --------------             --------------
Supplemental cash flow information:
     Cash paid during the period for interest                   $   221,026               $   33,076

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
       property and equipment                                   $   109,487               $   54,628

     Acquisition of minority interest through
       issuance of common stock                                 $        --               $   10,000

     Conversion of related party notes payable and
       accrued interest to common stock                         $    81,331               $   85,123

     Acquisition of Energy Factors, Inc. through
       issuance of 310,000 shares of preferred stock            $ 1,550,000               $       --

     Acquisition of Becan Distributors, Inc. through
       issuance of 1,500,000 shares of common stock             $ 2,250,000               $       --

     Acquisition of J. Labs, Inc. through
       issuance of 100,000 shares of common stock               $   150,000               $       --

     Acquisition of assets through
       issuance of 32,243 shares of common stock                $    80,607               $       --

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


         Gross profit from distributor sales increased 126% and 177%, or $215,653 and $539,137, to $386,681 and $844,471 for the three months and nine months ended December 31, 1998, as compared to $171,028 and $305,334 in the three months and nine months ended December 31, 1997. Gross profit from manufacturing increased 280% and 216%, or $211,493 and $672,632, to $286,926 and $983,438, as compared to $75,433 and $310,806 in the corresponding period. Gross profit from other revenues was $205,788 and $253,542 for the three months and nine months ended December 31, 1998. Gross margin from distributor sales decreased to 3.82% for the three months ended December 31, 1998 from 7.13% for the three months ended December 31, 1997. The decline was primarily attributable to an increase in the mix of sales, which yields a lower gross margin. For the nine months ended December 31, 1998, the gross margin from distributor sales decreased to 3.69% from 5.07% in the corresponding period. Gross margin from manufacturing increased to 26.47% and 31.29% for the three months and nine months ended December 31, 1998, from 15.36% and 24.46% in the corresponding period. Gross margin from other revenues was 90.89% and 88.95% for the three months and nine months ended December 31, 1998.

         Selling, general and administrative expenses consist primarily of advertising and promotional expenses, personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions, professional fees related to legal, audit and tax matters, and depreciation and amortization expense. Selling, general and administrative expenses increased 278% and 224%, or $655,758 and $1,262,762, to $891,277 and $1,825,362 for the three months and nine months ended December 31, 1998, as compared to $235,519 and $562,600 in the corresponding period. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with the June 15, 1998 acquisition of IHP, and the June 26, 1998 acquisition of Becan. As a percentage of net sales, selling, general and administrative expenses decreased to 7.80% for the three months ended December 31, 1998 from 8.15% for the three months ended December 31, 1997, and decreased to 6.94% for the nine months ended December 31, 1998 from 7.71% in the corresponding period.

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

2.6 Stock Purchase Agreement dated September 30, 1998, by and among Dynamic Health Products, Inc. and J. Labs, Inc. (3)


2.7 Asset Purchase Agreement dated December 29, 1998, by and between Herbal Health Products, Inc. and Gerald Schmoling.(4)


3.1 Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. (2)

3.2 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998. (2)

3.3 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 10, 1998. (2)

3.4 Articles of Incorporation of Incredible Products of Florida, Inc. dated August 20, 1998, filed August 20, 1998. (3)


3.5 Articles of Incorporation of Herbal Health Products, Inc. dated December 16, 1998, filed December 29, 1998.(4)


10.1 Promissory Note in favor of the Company from Energy Factors, Inc. dated May 13, 1998.(1)

10.2 Revolving Line of Credit Agreement between Becan Distributors, Inc. and Mellon Bank dated March 16, 1998. (2)

10.3 Revolving Line of Credit Agreement between the Company and Republic Bank dated June 3, 1998. (1)


10.4 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998.(4)


27.1     Financial Data Schedule (for SEC use only).

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


         (4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1998, file number 0-23031, filed in Washington, D.C.

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

                                                Dynamic Health Products, Inc.

Date: March 1, 1999                             By: /S/WILLIAM L. LAGAMBA
                                                   ----------------------
                                                William L. LaGamba
                                                Chief Executive Officer


Date: March 1, 1999                             By: /S/CANI I. SHUMAN
                                                   ------------------
                                                Cani I. Shuman
                                                Chief Financial Officer

                                 EXHIBIT INDEX
Exhibit


27.1     Financial Data Schedule (for SEC use only).