Form 10KSB40
period 1999-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 1999-07-09
CIK 949925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23031

                         DYNAMIC HEALTH PRODUCTS, INC.,
                     FORMERLY NU-WAVE HEALTH PRODUCTS, INC.,
                    SUCCESSOR TO AND FORMERLY DIRECT RX, INC.
                    -----------------------------------------
                 (Name of small business issuer in its charter)

             STATE OF FLORIDA                                    34-1711778
             ----------------                                    ----------
    (State of or other jurisdiction                            (IRS Employer
    of incorporation or organization)                        Identification No.)

  6950 BRYAN DAIRY ROAD, LARGO, FLORIDA                            33777
  -------------------------------------                            -----
(Address of Principal Executive Officers)                        (Zip Code)

                    Issuer's telephone number: (727) 544-8866

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                              COMMON CAPITAL STOCK
                              --------------------
                                (Title of Class)

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $36,397,782.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

         Number of shares outstanding of the Issuer's common stock at $.01 par value as of June 25, 1999 was 3,535,224 (exclusive of Treasury Shares).

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Dynamic Health Products, Inc. ("Company"), was incorporated on January 27, 1998, as a Florida corporation under the name Direct Rx Healthcare, Inc. In April 1998, its name was changed to Nu-Wave Health Products, Inc. and in August 1998, its name was changed to Dynamic Health Products, Inc.

         The Company's predecessor, Direct Rx, Inc., an Ohio corporation ("Direct Rx"), was formed in 1992. In September 1995, Direct Rx acquired an 80% interest in Nu-Wave Health Products, Inc., a Florida corporation ("Nu-Wave"), which manufactured non-prescription medications, nutritional supplements and health and beauty care products. On July 1, 1997, Direct Rx acquired the remaining shares of Nu-Wave. In January 1998, Direct Rx changed its domicile from Ohio to Florida. After the domicile change, the Company changed its name to Direct Rx Healthcare, Inc., and later to Dynamic Health Products, Inc., its current name. After the domicile change, Nu-Wave was merged into the Company.

         The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         The Company through its wholly-owned subsidiary, Innovative Health Products, Inc., acquired by the Company in June 1998, creates, manufacturers, and packages a wide variety of proprietary and non-proprietary non-prescription medications, nutritional supplements and health and beauty care products. References in this Annual Report on Form 10-KSB refer to the Company and its subsidiaries as "Company", unless otherwise indicated. Although the Company manufactures its own "branded" products which it markets and distributes through its system, the Company's primary business is the contract manufacture of products for others. Some of the Company's branded products which it is currently manufacturing and marketing are ARTH-AID arthritis cream and easy-to-use roll-on, JUNGLE JERRY'S gummy bear vitamin supplements, NUTRI-SURE meal replacement powder, and PHYSICIANS' PHARMACEUTICALS dietary supplements. The channels of distribution for its proprietary products and the channels of distribution for the products it manufactures for others include health food, drug store, convenience and mass market stores, and direct marketing through radio, catalog sales and infomercials. The Company has two manufacturing facilities located in the greater Tampa Bay area and distribution centers located in Pittsburgh, Pennsylvania and Mandeville, Louisiana.

         The Company has grown primarily through acquisitions. The Company had developed sales in excess of its manufacturing capacity and, in June 1998, acquired through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. ("Energy Factors"), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida, with substantial excess manufacturing capacity. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. ("Innovative"). All manufacturing operations of the Company are now operated through Innovative.

         The Company's second manufacturing facility, also located in the greater Tampa Bay area, includes 15,000 square feet of leased space, and is used primarily to manufacture over-the-counter products, creams and lotions. This facility is registered with the FDA to manufacture and package over-the-counter drugs.

         Currently, the Company has the manufacturing capability to produce approximately 270 million tablets and capsules and four million bottles annually. The Company, on average, operates its manufacturing facilities one shift per day, five days per week. At times, certain of the Company's packaging lines or capsule and tablet production lines run longer as demand warrants. The Company believes it can double sales volumes without the necessity of expanding its current facilities. Such an increase of production would require additional space for warehousing and shipping operations but would not require substantial capital investment.

         The Company operates flexible manufacturing lines which enable it to shift output efficiently among various pieces of equipment depending upon such factors as batch size, tablets or capsule count, and labeling requirements. The Company strives to fulfill and ship all orders within 30-45 days.

         Also in June 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. ("Becan"), incorporated in November 1996, in Ohio. Becan is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, the Company, through Becan, formed Discount Rx, Inc. ("Discount"), a Louisiana corporation. Discount is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan and Discount also provide distribution channels for the Company's branded products. The Company operates two distribution centers, one of which is a 2,600 square foot leased facility located in Pittsburgh, Pennsylvania, used by Becan, and the other is a 1,250 square foot leased facility located in Mandeville, Louisiana, used by Discount. Both of these facilities are used for the wholesale distribution of pharmaceuticals and health and beauty care products.

         In September 1998, the Company formed Incredible Products of Florida, Inc. ("Incredible"), a Florida corporation, to market nutritional supplements through radio infomercials and distributors.

         Also in September 1998, the Company acquired J.Labs, Inc. ("J.Labs"), incorporated on April 8, 1997 as a Florida corporation. The operations of J.Labs consist of the procurement of trademarks and product rights for the Company's now branded products.

         In December 1998, the Company formed Herbal Health Products, Inc. ("Herbal"), a Florida corporation. Herbal acquired the Florida operations of a Colorado company which sells veterinary supplements. The Company now manufactures most of the products sold and distributed by Incredible and Herbal. The 1998 acquisitions have increased the Company's manufacturing capacity, distribution channels and sales and have added to the Company's proprietary products.

MARKETING AND SALES

         The Company's branded products and the products it manufactures for others are marketed directly to its wholesale customers by the Company's in-house salespeople. The Company wholesales both branded products manufactured by the Company, and pharmaceuticals and health and beauty care products manufactured by others, to independent pharmacies, regional and national chain drugstores, alternate care facilities, mail order facilities, mass merchandisers, deep discounters and brokers. The products the Company manufactures for others are distributed by them to health food and drug stores, mass merchandisers, and by direct marketing including internet sales.

         The Company's branded non-veterinary products are marketed and distributed to health food, drug and convenience stores and directly to consumers through radio infomercials. Its branded veterinary dietary supplement products are marketed and distributed through veterinary clinics, feed stores, boarding facilities, animal trainers, and mail order. The Company's veterinary products are marketed directly to consumers by direct mail and to wholesale purchasers by the Company's salespeople.

           The Company also markets some of its branded non-veterinary products directly to consumers utilizing radio infomercials. The Company's infomercials currently run in between fifteen minute and one-half hour spots in approximately one hundred markets in a thirty-day period. Through the infomercials, incentives are offered to multiple-month purchasers and to customers who become distributors.

COMPETITION

         The manufacturing, wholesale, retail and distribution industries in which the Company operates are highly competitive. Numerous companies, many of which have greater size and financial, personnel, distribution and other resources than the Company, compete with the Company in its development, manufacture, distribution, wholesaling and retailing businesses. The NATIONAL BUSINESS JOURNAL estimates that there are 1,050 manufacturers and branded marketers of dietary supplements in the United States with at least $500,000 in annual sales. The National Business Journal's 1997 database includes 16 companies with over $100 million in revenues, representing 55% of the dietary supplement market, up from 12 companies and 44% of the market in the 1996 analysis.

         The Company's branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies. Increased competition from such companies could have a material adverse effect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company.

         The Company competes on the basis of product quality, competitive pricing, its ability to develop new products, and customer service. The Company's ability to compete favorably with its competitors with respect to its branded products will depend primarily upon its development of brand recognition across multiple distribution channels, its ability to quickly develop new products with market potential, to successfully advertise, market and promote its products, as well as its product quality and the development of a strong and effective distribution network.

BACKLOG

         The Company's revenues are processed through its system from sales orders generated and issued by the Company's customers. The Company fulfills the sales orders on a turn-around time of between 30-45 days. As such, at any given point in time, the Company experiences a backlog for future revenues. At March 31, 1999, the Company had approximately $905,000 in backlog sales orders.

PRODUCT DEVELOPMENT

         Generally, the more novel and unique the Company's products are, the greater the profit margins. The Company's product development team works closely with its customers to understand their needs, strengths and potential, involving the team to create products with more unique sales points. Products are developed by applying the latest technology to solve the end user's problem. The Company's response time in developing both its own proprietary products and products for others is critical and enables the Company to take advantage of consumer trends and preferences. For example, the Company developed a touch-free roll-on for arthritis so users need not touch the irritating active ingredient with their fingers. Dr. Sekharam, the Company's President, provides guidance and direction for the research and development team.

RESEARCH AND DEVELOPMENT

         The Company's research and development department, located in its Largo,Florida facility, is staffed by three full-time chemists. The department is responsible for the development of new concepts and formulations, both for the Company's branded products and for products manufactured for others. The technical staff prepares cost estimates and samples based on these formulations, refining them as necessary. They also develop operational procedures and conduct pilot operations prior to the final manufacture of the product. Nutritional information, as well as label requirements, are prepared by the department's regulatory staff personnel.

         Research and development expenses incurred for the Company's branded products and for products which the Company manufactures for others are either charged directly to expense and passed on to the customer in the product cost or are charged to the customer.

         The laboratory is equipped with modern up-to-date laboratory test equipment, including high pressure liquid chromatography, atomic absorption spectroscopy, as well as instruments to test pH, viscosity, moisture, gradient sizing, ash, melting point, refractive index, tablet hardeners and disintegration. The laboratory includes stability chambers to test both long-term and accelerated shelf life of each product. Microbiological tests for total plate count and coliforms are also conducted.

TRADEMARKS

         The Company utilizes the following federally registered trademarks:
Florida Slim, Natur x, Euca-Rub, Lacto-Bicel, Nutrisure, Nutra-More, Physician Pharmaceutical. The Company has applied for federal trademark registrations for Arth-Aid and Jungle Jerry's. The Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products.

         The Company's policy is to pursue registrations of all the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks. They include Vitality Systems, Vitality Pets, and Liva Life. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to the Company in the United States.

         Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any infringement claims by third parties against the Company may have a material adverse effect on the Company's business, financial condition and results of operations.

PRINCIPAL SUPPLIERS AND SOURCES OF SUPPLY

         The Company obtains all of its raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in the Company's products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide materials required for the production of its products. There can be no assurance that suppliers will provide raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition and results of operations.

         The products which Becan and Discount wholesale are acquired from various manufacturers, including Merck & Co., Abbott Labs, and Eli Lilly.

         During the Yuletide season, many of the Company's suppliers are closed. As such, the Company makes adjustments in raw material inventory levels to minimize shortages during that time.

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

         The Company maintains a modern well-equipped manufacturing facility, which has the capability of adhering to current and anticipated regulatory requirements. Raw materials, when received, are initially held in quarantine during which time the Company's quality assurance department confirms the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned and required samples are retained. The material is processed by formulating, blending, encapsulating, and tableting when required.

GOVERNMENT REGULATION

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous governmental agencies, the most active of which are the U.S. Food and Drug Administration (the "FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FFDCA") and regulations promulgated thereunder and the U.S. Federal trade Commission "(FTC") which regulates the advertising of the Company's products under the Federal Trade Commission Act ("FTCA"). The Company's is also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA") and Occupational Safety and Health Act ("OSHA"). The manufacture, labeling and advertising of the Company's products are also regulated under the Federal Occupational Safety and Health Act and by various state and local agencies as well as each foreign country to which the Company distributes its products.

         The regulation of dietary supplement labeling claims by the FDA is governed by the FFDCA and the recent Dietary Supplement Health and Education Act of 1994 ("DSHEA"). Under Section 6 of the DSHEA, structure/function claims are permitted in dietary supplement labeling without prior authorization by the FDA, provided that the manufacturer has substantiation for the claims and complies with certain notification and disclaimer requirements. The DSHEA amended the FTCA and set up a new framework for FDA regulation of dietary supplements. It also created an office in the National Institutes of Health to coordinate research on dietary supplements, and it called on President Clinton to set up an independent dietary supplement commission to report on the use of claims in dietary supplement labeling. In passing the DSHEA, Congress recognized first, that many people believe that dietary supplements offer health benefits and second, that consumers want a greater opportunity to determine whether supplements may help them. The law essentially gives dietary supplement manufacturers freedom to market more products as dietary supplements and provide information about their products' benefits.

         Traditionally, the term "dietary supplements" referred to products made of one or more of the essential nutrients, such as vitamins, minerals, and protein. But DSHEA broadened the definition to include, with some exceptions, any product intended for ingestion as a supplement to the diet. This includes vitamins; minerals, herbs, botanicals, and other plant-derived substances; and amino acids and concentrates, metabolites, constituents and extracts of these substances. DSHEA requires manufacturers to include the words "dietary supplement" on product labels. Also, commencing in March 1999, a "Supplement Facts" panel is required on the labels of most dietary supplements. The substantial majority of the products marketed or manufactured by the Company are regulated as dietary supplements under the FDCA.

         The FDA oversees product safety, manufacturing and product information, such as claims in a product's labeling, package inserts, and accompanying literature. One of the most important functions of the FDA relates to drugs. A drug, which sometimes can be derived from plants used as traditional medicine, is an article that, among other things, is intended to diagnose, cure, mitigate, treat, or prevent diseases. Before marketing, drugs must undergo clinical studies to determine their effectiveness, safety, possible interactions with other substances, and appropriate dosages, and the FDA must review these data and authorize the drugs' use before they are marketed. Although the Company does not develop drugs, it manufactures over-the-counter drugs for others, and through Becan, it also distributes both over-the-counter drugs and prescription drugs, including those manufactured by the Company. The Company's manufacture of over-the-counter drugs must be in compliance with all FDA guidelines and FDA enforced good marketing practices ("GMP's") for those products as set forth in official monographs of the U.S. Pharmacopeia and other applicable laws enforced by the FDA.

         The FDA does not authorize, endorse, or test dietary supplements. However, a product sold as a dietary supplement and touted in its labeling as a new treatment or cure for a specific disease or condition would be considered an unauthorized - and thus illegal - drug. Labeling changes consistent with the provisions in DSHEA would be required to maintain the product's status as a dietary supplement.

         As with food, federal law requires manufacturers of dietary supplements to insure that the products they put on the market are safe. Dietary supplement manufacturers wanting to market a new ingredient (that is, an ingredient not marketed in the United States before 1994) have two options. They can first submit to the FDA, at least 75 days before the product is expected to go to market, information that supports their conclusion that the new ingredient can reasonably be expected to be safe, meaning that the new ingredient does not present a significant or unreasonable risk of illness or injury under conditions of use recommended in the product's labeling. The information the manufacturer submits becomes publicly available 90 days after the FDA receives it. Another option for manufacturers is to petition the FDA to establish the condition under which the new dietary ingredient would reasonably be expected to be safe.

         Under DSHEA and previous food labeling laws, supplement manufacturers are permitted to use, when approved by the FDA, three types of claims: nutrient-content claims, disease claims, and nutrition-support claims, which include "structure-function claims." Nutrient-content claims describe the level of a nutrient in a food or dietary supplement. For example, a supplement containing at least 200 mg of calcium per serving could carry the claim "high in calcium." A supplement with at least 12 mg per serving of Vitamin C could state on its label, "excellent source of Vitamin C."

         Disease claims show a link between a substance and a disease or health-related condition. The FDA authorizes disease claims based on a review of the scientific evidence. Alternatively, after the FDA is notified, the claims may be based on an authoritative statement from certain scientific bodies, such as the National Academy of Sciences, that shows or describes a well-established diet-to-health link. For instance, it is permissible to advertise a link between calcium and a lower risk of osteoporosis, if the supplement contains sufficient amounts of calcium.

         Nutrition-support claims can describe a link between a nutrient and the deficiency disease that can result if the nutrient is lacking in the diet. For example, the label of a Vitamin C supplement could state that Vitamin C prevents scurvy. When these types of claims are used, the label must mention the prevalence of the nutrient-deficiency disease in the United States and must also conform to applicable FDA labeling guidelines.

         Claims can also refer to the supplement's effect on the body's structure or function, including its overall effect on a person's well being. These are known as structure-function claims. Examples of structure-function claims are: "calcium builds strong bones"; "antioxidants maintain cell integrity"; "fiber maintains bowel regularity".

         Under DSHEA, manufacturers are also permitted to use structure-function claims without FDA authorization. These claims are based on the manufacturer's review and interpretation of scientific literature. Like all label claims, structure-function claims must be true and not misleading. Structure-function claims must be accompanied by the disclaimer "This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease." Manufacturers who plan to use a structure-function claim on a particular product must inform the FDA of the use of the claim no later than 30 days after the product is first marketed. The manufacturer must be able to substantiate its claim. If the submitted claims promote the product as drugs instead of supplements, the FDA can advise the manufacturer to change or delete the claim.

         Recently, the FDA has identified several problems where manufacturers were buying herbs, plants and other ingredients without first adequately testing them to determine whether the product they ordered was actually what they received or whether the ingredients were free from contaminants. The FDA has advised consumers to look for ingredients in products with the U.S.P. notation, which indicates the manufacturer followed standards established by the U.S. Pharmacopoeia, and to consider the name of the manufacturer or distributor, stating that supplements made by a nationally known food and drug manufacturer have likely been made under tight controls because these companies already have in place manufacturing standards for their other products.

         Claims made for the Company's dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA's interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that the Company revise its labeling. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although the Company believes its product claims comply with the law, depending on the content of the final regulation, it may need to revise its labeling.

         The FDA issued final dietary supplement labeling regulations in 1997 that require a new format for product labels and necessitated revising dietary supplement product labels by March 23, 1999. All companies in the dietary supplement industry are required to comply with these labeling regulations. The FDA has also announced that it is considering promulgating new GMP's, specific to dietary supplements. Such GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital and resources on manufacturing in the future in order to comply with the law.

         The failure of the Company to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.

         The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. The FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC's Substantiation Doctrine, an advertiser is required to have a "reasonable basis" for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

         In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products and companies. The FTC is reexamining its regulation of advertising for dietary supplements and has announced that it may issue a guidance document to assist supplement marketers in understanding and complying with the substantiation requirement. Upon release of this guidance document the Company will be required to evaluate its compliance with the guideline and may be required to change its advertising and promotional practices. The Company may be the subject of investigation in the future. The FTC may impose limitations on the Company's advertising of its products. Any such limitations could materially adversely affect the Company's ability to successfully market its products.

         The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory processes, cease and desist orders, and injunctions.

         FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on the Company's business, financial condition and results of operations.

         Advertising, labeling, sales and manufacturing of dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action which could restrict the permissible scope of the Company's product claims or its ability to sell in that state.

         Governmental regulations in foreign countries where the Company may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company's products. Compliance with such foreign governmental regulations is generally the responsibility of the Company's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

         The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. The Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on the Company's business, financial condition and results of operations.

         In house training is provided to all applicable employees and safety meetings are frequently held to ensure compliance with regulations. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements. The Company believes that it is substantially in compliance with all FDA record keeping and reporting requirements and all environmental regulations affecting the Company.

INDUSTRY SEGMENTS

         For the year ended March 31, 1999, the Company had the following revenues and gross profits from its distribution and manufacturing segments:

                                                   REVENUE AS                  GROSS PROFIT AS
                                                  A PERCENTAGE                   A PERCENTAGE
                                                    OF TOTAL        GROSS         OF SEGMENT
                                  REVENUES          REVENUES        PROFIT         REVENUES
                                 -----------      -----------    -----------      -----------
Distribution                     $31,982,000          87.9%      $ 1,737,000           5.4%
Manufacturing                      4,416,000          12.1%          997,000          22.6%
                                 -----------                     -----------
       Total                     $36,398,000                     $ 2,734,000
                                 ===========                     ===========

EMPLOYEES

         As of March 31, 1999, the Company had 66 employees. Of such employees, 11 were engaged in marketing and sales, 34 were devoted to production and distribution and 21 were responsible for management and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

         In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company's Board of Directors based on the Board's evaluation of the employee's performance and the financial performance of the Company. Each of the employees are eligible for grant of stock options in accordance with the provisions of the Company's 1999 Stock Option Plan, as determined by the Administrator of the Plan.

         In March 1999, the Company's Board of Directors adopted the Company's 1999 Stock Option Plan, which has been approved by the Company's shareholders. The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase up to an aggregate of 1,500,000 shares of common stock.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The Private Securities Litigation Reform Act of 1995 (the "Act") provides a "safe harbor" for "forward-looking statements" to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). The Company desires to take advantage of the safe harbor provisions of the Act.

         Except for historical information, the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

         In addition, representatives of the Company may, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company's securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

         It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the Company's industry as a whole. In some cases, information regarding certain important factors that could cause actual results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company may appear or be otherwise conveyed together with such statements. The following additional factors (in addition to other possible factors not listed) could affect the Company's actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company.

         GOVERNMENT REGULATION. The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are all subject to extensive regulation by numerous state and government agencies. Because of the broad language of the laws applicable to the Company's business, it is difficult for the Company to remain in strict compliance, although the Company employs a full-time compliance person for that purpose. If the Company fails to or is unable to comply with applicable laws and governmental regulations, the Company's business could be adversely affected. See "Business - Government Regulation."

         POSSIBLE ADVERSE PUBLICITY. The Company's is dependent on consumers' perceptions and may be adversely affected by publicity associated with illness or other adverse effects from the consumption of its products (or similar products distributed by other companies) and future reports of research that are perceived as less favorable or that question earlier research. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. The Company is highly dependent upon consumers' perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that those products may be harmful or questioning their efficacy could adversely effect the Company regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

         EXPOSURE TO PRODUCT LIABILITY. The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Management believes that the Company has adequate insurance, but if it does not, product liabilities relating to its products could adversely effect the Company. Although many of the ingredients in the Company's products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of its products contain ingredients for which no such history exists. In addition, although management believes all of the Company's products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients in concentrated form. Accordingly, the Company cannot assure that its products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims that could adversely effect the Company.

         IMPORTANCE OF DEVELOPMENT OF NEW PRODUCTS. Products currently experiencing strong popularity and rapid growth may not maintain their sales over time. As a result, it will be important for the Company to be able to develop new products. The Company cannot assure that its efforts to develop new produces will be successful.

         COMPETITION. The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, manufacturing, distribution, marketing and other resources than the Company, compete with it in the development, manufacture and marketing of dietary supplements. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. See "Business - Competition."

         RAW MATERIALS AVAILABILITY. The Company obtains all of the raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in its products are harvested internationally. The Company cannot assure that suppliers will provide the raw materials needed in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, delivery to the Company is also subject to delays caused by interruption in production of materials based on conditions not within the control of the Company. The Company's inability to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could adversely effect it.

         MANUFACTURING RISKS. The Company's manufacturing operations are dependent upon the continued operation of the Company's manufacturing facilities in the Tampa Bay area of Florida. The operation of dietary supplement manufacturing plants involves many risks, including the breakdown, failure or substandard performance of equipment, natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In particular, our manufacturing facilities are located in central Florida, a geographic area that has historically been prone to hurricanes, which in some cases have been catastrophic. Any such damage or destruction could aversely affect the Company.

         LIMITED TRADEMARK PROTECTION: NO PATENTS. The Company's policy is to pursue registrations for all of the trademarks associated with its key proprietary products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where its products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States. Also, because the Company has no patents on its proprietary products, another company may replicate them.

         INFRINGEMENT ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, the Company cannot assure that third parties will not assert intellectual property claims against the Company. Infringement claims by third parties against the Company may have a material adverse affect on the Company.

         CONCENTRATION OF CUSTOMERS. For the year ended March 31, 1999, three
(3) customers represented approximately 32% of revenues derived from manufacturing operations. The loss of one or more of these customers in all likelihood would have a material adverse effect on the financial condition of the Company, at least on a short-term basis. One (1) customer represented approximately 10.8% of revenues derived from distribution operations.

         YEAR 2000 COMPLIANCE. Many existing computer programs and databases use only two digits to identify a year in the date field (i.e., 98 would represent
1998). These programs and databases were designed and developed without considering the impact of the upcoming millennium. If not corrected, many computer systems could fail or create erroneous results relating to the year 2000. The Company has updated its computer hardware and software programs, and therefore does not anticipate internal problems relating to the year 2000. The failure of the Company's customers or suppliers to adequately address the year 2000 issue could adversely affect the Company's business.

GENERAL RISKS

         KEY PERSONNEL. As a small company with only 66 employees, the Company's success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

         GROWTH MANAGEMENT. The Company believes that continued growth may strain its management, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers the Company intends to increase its workforce. The Company's ability to manage further growth depends in part upon its ability to expand its operating, management, information and financial systems, and production capacity, which may significantly increase its future operating expenses. The Company cannot assure that its business will grow in the future or that it will be able to effectively manage its growth.

         POSSIBLE FUTURE ACQUISITIONS. The Company expects to pursue additional acquisitions in the future as a part of its business strategy. The Company cannot assure that attractive acquisition opportunities will be available to it or that it will be able to obtain financing for future acquisitions. If the Company is unable to consummate future acquisitions, its business, financial condition and operating results could be adversely affected.

         Acquisitions involve numerous risks, including the risk that the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience, and the potential loss of key employees of the acquired business arising out of such acquired business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may be dilutive to the Company's shareholders. In addition, to the extent the Company has outstanding indebtedness under credit facilities, the Company is required to incur indebtedness to consummate an acquisition, the Company must obtain the consent of the lender prior to such acquisition.

         The Company's acquisition of Energy Factors and Becan in June 1998 resulted in a significant increase in the Company's intangible assets (goodwill) included on the Company's balance sheet. Any future acquisitions may result in additional intangible assets and related amortization expense. At March 31, 1999, the intangible assets on the Company's balance sheet were approximately $1.8 million, representing 17% of the Company's total assets at that date. If the Company sells or liquidates the Company or part of its assets, the Company cannot assure that the value of its intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company.

         PROVISIONS ON THE PAYMENT OF DIVIDENDS. The Company has not declared cash dividends on its common stock and the Company does not anticipate paying cash dividends in the foreseeable future. Under the terms of the Company's credit facilities, the Company is precluded from paying dividends.

         ANTI-TAKEOVER PROVISIONS. Certain provisions of the Company's Articles of Incorporation (the "Articles") and Bylaws (the "Bylaws"), certain sections of the Florida Business Corporation Act, and the ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms may be deemed to have an anti-takeover effect and may discourage takeover attempts not first approved the Company's Board of Directors, including takeovers which shareholders may deem to be in their best interests.

         CONTROL BY CERTAIN STOCKHOLDERS. Directors, executive officers and principal shareholders beneficially owned approximately 60% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.

         EXPOSURE TO NATURAL DISASTERS. The Company's Florida facilities are located in the greater Tampa Bay area, which is prone to hurricanes. The Company's business could be adversely affected should its ability to manufacture products be impacted by such event.

FUTURE PLANS

         Additional manufacturing and/or packaging equipment has been purchased during fiscal year 1999 and subsequent, to help meet the expanded capacity requirements of its current and future business.

         Management of the Company is considering acquiring manufacturing companies, distribution companies, and marketing companies. In order to accomplish its future plans, the Company is considering raising capital either through private placement or an initial public offering.

ITEM 2. PROPERTIES.

         The Company owns a 33,222 square foot office, manufacturing, research and development, laboratory, packaging and warehouse facility located in Largo, Florida. This facility serves as the Company's corporate headquarters, and is utilized for the manufacture of tablets, capsules, liquids and powders. The facility utilizes high speed encapsulating, tableting and production line equipment and also houses the Company's graphic arts department which designs and produces labels for products produced at this and the Company's manufacturing facility in Tampa, Florida. The Largo, Florida facility is large enough to handle large orders, but is still able to provide quick response to customer needs. The Company's research and development department, also housed in this facility, develops and improves both the Company's proprietary products and customer's products.

         The Company's facility in Tampa, Florida are leased pursuant to a five year lease that expires on November 30, 2000. The Company has an option to renew the lease at the end of the five year term. The rental under the lease is $7,032.50 per month subject to yearly adjustment for shared property operating expenses. Additional manufacturing, warehousing, and shipping is performed at this facility, consisting of approximately 9,694 square feet. This facility was also being used by Incredible and Herbal for offices, warehousing, and shipping for their distribution operations. In June 1999, the operations of Incredible and Herbal were relocated to the Company's facility in Largo, Florida.

         The Company leases a second property in Tampa, Florida that is being utilized for additional storage and warehousing for its manufacturing operations, consisting of approximately 3,600 square feet. This lease is for a term of two years that expires on December 30, 2000, with an annual rental of $15,300.

         The Company also leases a property in Largo, Florida that is being utilized for additional storage and warehousing for its manufacturing operations, consisting of approximately 1,500 square feet. This lease was for a term of one year that expired on May 14, 1999. The Company has an automatic option to renew the lease from year to year for one year terms, with an annual rental of $6,000.

         The Company leases a property in Pittsburgh, Pennsylvania that is being utilized by Becan for offices, warehousing, and shipping for its distribution operations, consisting of approximately 4,024 square feet. The offices are leased pursuant to a four year lease that expires on February 28, 2003. The Company has an option to continue the lease on a month to month basis or renew the lease at the end of the four year term. The rental under the lease is $1,658 per month subject to yearly adjustment for tax expenses.

         The Company leases a property in Mandeville, Louisiana that is being utilized by Discount for offices, warehousing, and shipping for its distribution operations, consisting of approximately 1,200 square feet. The offices are leased on a month to month basis. The rental under the lease is $900 per month.

         In the judgment of management, the leases described above reflect rent at current fair market value.

         As of March 31, 1999, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $2,476,000.

ITEM 3. LEGAL PROCEEDINGS.

         From time to time the company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any legal proceedings which it believes will have a material adverse affect on its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 10, 1999, the holders of 2,340,541, or 60.86% of the issued and outstanding shares of the Company's voting securities took the following action by written consent:

1.       The amendment and restatement of its Articles of Incorporation which:

         - classify the Board of Directors into three classes, as nearly equal in number as possible;

         - provide that directors may be removed only with the approval of the holders of at least 75% of the voting power of the Company entitled to vote generally in the election of directors;

         - require that a special meeting of shareholders can only be called by the Chairman, the Board of Directors or at the request of the holders of at least 35% of the shares entitled to vote at the special meeting;

         - require advance notice of shareholder introduction of business at shareholder meetings;

         - increase the shareholder vote required to alter, amend or repeal the foregoing amendments to the Articles from a majority to 75% of the voting power of the Company;

         - eliminate provisions of the Old Articles negating the existence of preemptive rights;

         - delete provisions of the Old Articles which were of historical interest only;

         - combine and reword provisions of the Old Articles to better conform to the applicable provisions of Section 607.0202 of the Florida Business Corporation Act; and

         - eliminate provisions of the Old Articles which reduced to a majority any requirement of the Florida Business Corporation Act which required two-thirds vote of the Company's voting shares.

2.       The adoption of the Company's 1999 Stock Option Plan.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is not listed for trading on The NASDAQ Stock Market or any exchange and there is currently no established trading market for its common stock. In October 1997, the Company filed Form 10-SB with the United States Securities And Exchange Commission. If the Company completes a public offering of its common stock, it intends to list its common stock for trading over The NASDAQ Stock Market.

         As of June 25, 1999, there were approximately 400 stockholders of the Company's common stock.

         Historically, the Company has not declared or paid any cash dividends on the common stock. It currently intends to retain any future earnings to fund the development and growth of its business. Any future determination to pay dividends on the common stock will depend upon the company's results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors. The Company's existing bank credit facilities prohibit the payment of dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives its revenues from developing, manufacturing and wholesaling a wide variety of non-prescription nutritional supplements and health and beauty care products, and distributing and wholesaling prescription pharmaceuticals. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits.

         Cost of goods sold is comprised of direct personnel compensation, statutory and other benefits associated with such personnel and other direct manufacturing and material product costs. Cost of goods sold also includes indirect costs relating to labor to support the warehousing of production and manufacturing overhead. Research and development expenses are charged against cost of goods sold and are not material to the Company's operations. Selling, general and administrative costs include administrative, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

         The Company acquired Becan Distributors, Inc. on June 26, 1998. The merger was accounted for as a combination of entities under common control and treated as if a "pooling of interests". The financial statements have been retroactively restated, for all periods presented, to include the results of operations for Becan.

RESULTS OF OPERATIONS

Fiscal Year 1999 compared to Fiscal Year 1998

         REVENUES. Total revenues increased $23.6 million, or 185.3%, to $36.4 million in 1999 as compared to $12.8 million in 1998. Distribution revenues increased $21.1 million, or 194.7%, to $32.0 million in 1999 as compared to $10.9 million in 1998. The increase was due to increased sales to existing customers and expansion of the customer base resulting from increased marketing efforts and acquisitions made during fiscal 1999. Manufacturing revenues increased $2.5 million, or 131.6%, to $4.4 million in 1999 as compared to $1.9 million in 1998. The increase is primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products, and increased sales associated with the June 1998 acquisition of Innovative.

         GROSS PROFIT. Total gross profit increased $1.8 million, or 189.1%, to $2.7 million in 1999 as compared to $946,000 in 1998. Gross margin increased from 7.4% in 1998 to 7.5% in 1999. Distribution gross profit increased $1.3 million, or 306.3%, to $1.7 million in 1999 as compared to $428,000 in 1998 and the gross margin increased from 3.9% in 1998 to 5.4% in 1999. The increase was primarily attributable to the addition of Incredible and Herbal, whose sales yield a higher gross margin. Manufacturing gross profit increased $479,000, or 92.5%, to $997,000 in 1999 as compared to $518,000 in 1998 while the gross margin decreased from 27.2% in 1998 to 22.6% in 1999. The decrease was primarily attributable to a change in the mix of sales, which yields a lower gross margin, and the write-down of inventory associated with Innovative.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $2.0 million, or 229.6%, to $2.9 million in 1999 as compared to $867,000 in 1998. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with acquisitions made during 1999. As a percentage of sales, selling, general and administrative expenses increased to 7.9% in 1999 from 6.8% in 1998.

         INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, increased $340,000 to $358,000 in 1999, from $18,000 in 1998. The increase in interest expense in 1999 is a result of greater borrowings to finance the purchase of additional machinery and equipment, to make necessary plant modifications, and for financing of additional working capital needs with the expansion of the Company's operations.

         INCOME TAXES. The Company has no income tax provision for the periods presented due to the utilization of net operating losses not previously recognized. These net operating losses may be carried forward for up to 15 years. As such, the Company does not anticipate any liability for income taxes for the fiscal year ended March 31, 2000. See Note 7 to consolidated financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in 1999 and 1998. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through available borrowings under its credit line facility, loans from within the Company, and the sale of equity securities issued by the Company. The Company had working capital of $300,000 at March 31, 1999, inclusive of current portion of long-term obligations and credit facilities, as compared to $288,000 at March 31, 1998.

         Net cash used in operating activities was ($2.8 million) for 1999, as compared to ($241,000) for 1998. The usage of cash is primarily attributable to an increase in accounts receivable ($1.5 million), as a result of increased sales by the Company during such period, and an increase in inventory ($1.2 million), an increase in prepaid expenses and other current assets ($135,000), and a decrease in accrued expenses ($34,000), partially offset by an increase in accounts payable $183,000. In conjunction with the installation of new manufacturing software in March and April 1999, the Company implemented additional procedural controls in accounts receivable and inventory procurement including requiring deposits from customers on new orders and inventory cycle counts, which management expects will have future positive cash effects in its operating activities.

         Net cash used in investing activities was ($264,000), representing the purchase of property and equipment, and plant modifications ($301,000), an increase in intangible assets ($51,000), and cash paid for acquisitions ($18,000), partially offset by proceeds from an involuntary conversion of land $99,000 and a decrease in other assets $8,000.

         Net cash provided by financing activities was $3.5 million representing proceeds from issuance of common stock $1.6 million, proceeds from issuance of preferred stock $58,000, proceeds of long-term obligations $761,000, borrowings on lines of credit $2.2 million, and proceeds from shareholder loans $296,000, offset by repayments of long-term obligations ($764,000), repayments of shareholder loans ($590,000), and an equity distribution to the shareholders of Becan prior to acquisition ($48,000).

         Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including expected results from recent procedural changes in accounts receivable and inventory procurement, the level of business in existing operations, expansion of facilities, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

         In March and April 1998, the company received $250,000 from investors and issued non-negotiable promissory notes with stock warrants attached. The notes bear interest at 10% per annum, compounded annually. The due date is the earlier of (i) April 30, 1999, or (ii) the closing of a minimum of an additional $1,000,000 of equity financing, by private placement or other non-public offering. The notes may be prepaid at any time by the Company without any penalty or premium. The accompanying stock warrant entitles the warrant holder to purchase common stock of the Company (based on one share for each three dollars of the principal amount reflected in the note) at a purchase price of $1.50 per share.

         In May 1998, 33,333 shares of common stock of the Company were sold to a non-affiliated third party investor at $1.50 per share, for gross proceeds of $50,000. Proceeds were used for capital expenditures and plant modifications.

         In May 1998, the Company loaned $100,000 to Energy Factors, before Energy Factors was acquired by the Company, for the purpose of assisting Energy Factors with its working capital needs.

         In May 1998, notes payable to related parties of $81,331, including principal and unpaid accrued interest were converted to 271,106 shares of common stock of the Company.

         In June 1998, the Company established a bank line of credit. The principal amount of the note is $200,000. The note bears interest at 4.08% per annum on the unpaid outstanding principal of each advance, payable monthly. The due date was June 3, 1999. This line of credit was secured by $200,000 cash maintained in a money market account with the bank. The line of credit was paid off in January 1999.

         In June 1998, the Company acquired all of the common stock of Energy Factors in exchange for 400,000 shares of Series A Convertible Preferred Stock of the Company. As a result of the completion of the December 31, 1997 audited financial statements for Energy Factors the number of shares issued was reduced to 310,000, in accordance with a right of set-off provided for in the acquisition agreement. The Series A Convertible Preferred Stock was valued at $2.50 per share based on several factors, including prices of recent common stock issuances.

         In June 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. from related parties, in exchange for 1,500,000 shares of common stock of the Company, of which 485,000 shares were exchanged for the minority interest with a fair value of $727,500.

         In August and November 1998, 30,000 shares of Series B 6% Cumulative Preferred Stock of the Company were sold to non-affiliated third party investors at $2.50 per share, for gross proceeds of $75,000. Proceeds were used for the initial capitalization of Discount Rx, Inc. and for repayment of debt incurred by Innovative.

         In August 1998, 200,000 shares of common stock of the Company were sold to a non-affiliated third party investor at $2.50 per share, for gross proceeds of $500,000. Proceeds were used for the initial capitalization of Incredible, and for repayment of debt incurred by Innovative.

         In August 1998, the Company formed Incredible Products of Florida, Inc., a Florida corporation. Pursuant to an Agreement to Fund Subsidiary, dated September 1, 1998, the Company agreed to contribute $160,000 in capital to Incredible in exchange for 51 shares of common stock of Incredible, representing 51% interest in Incredible.

         In September 1998, the Company acquired all of the issued and outstanding capital stock of J. Labs, Inc. from related parties, in exchange for 100,000 shares of common stock of the Company.

         In November 1998, Becan Distributors, Inc. and its subsidiary, Discount Rx, Inc. (collectively "BecanD") established a $2,000,000 line of credit to provide additional working capital for BecanD to support its continued growth. Proceeds from the line of credit were also used for repayment of the $700,000 line of credit established on March 16, 1998. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 1.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a blanket lien on all business assets of BecanD and is also secured by personal guarantee from the Company's Chairman of the Board. At March 31, 1999, the outstanding principal balance on the line of credit was approximately $1,440,000.

         In December 1998, the Company formed Herbal Health Products, Inc., a Florida corporation, as a wholly-owned subsidiary of the Company, to purchase certain assets related to the marketing of veterinary products, in return for approximately $18,000, and 32,243 shares of common stock of the Company.

         In January and February 1999, 418,000 shares of common stock of the Company were sold to non-affiliated third party investors at $2.50 per share, for gross proceeds of $1,045,000. The proceeds have been used for to provide additional working capital for the Company to support its continued growth.

         In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. At March 31, 1999, the outstanding principal balance on the line of credit was approximately $949,000.

         The Company has obtained preliminary approval to refinance the land and building owned by its wholly-owned subsidiary, and to finance the construction of expansion to the existing plant, but provides no assurance as to the success of establishing the refinance.

YEAR 2000 STATEMENT

         The Year 2000 issue encompasses the required recognition of computer hardware and software systems and computer controlled devices, including equipment, used in the Company's distribution and manufacturing operations to properly acknowledge the change from Year 1999 to Year 2000. The failure of any hardware and software systems or equipment to timely and accurately recognize such change could result in partial or complete systems failure. In the normal course of business, the Company relies on products and services from critical vendors, customers and other third parties whose computer systems must also be Year 2000 compliant in order for the Company to realize the uninterrupted flow of its business operations. The Company is actively taking steps to ensure that its systems and equipment will be Year 2000 compliant, including assessing the scope of work, prioritizing, certifying compliance, and testing compliance.

         The Company has identified those systems and equipment in its operations that are considered to be critical to the Company's day to day operations. All of the Company's systems and equipment utilized in the its operations was tested for Year 2000 compliance during February and March 1999, with approximately 95% of such systems and equipment being certified as Year 2000 compliant as of March 31, 1999. The Company is in the process of obtaining written assurances from its third-party software providers that the software used by the Company is Year 2000 compliant. In addition, the Company is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third parties with whom the Company conducts business. A lack of response or inadequate or inaccurate information from such third parties could materially affect the Company's assessment for Year 2000 readiness. Until assessments are completed, which is expected to occur during 1999, the Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

         To date, the costs incurred by the Company to address Year 2000 issues have been immaterial, and the Company expects that the costs to complete Year 2000 compliance certification, testing and verifications will also be immaterial. Where appropriate, the Company will develop contingency plans in areas it determines that Year 2000 readiness is insufficient. However, no assurances can be given that the Company's Year 2000 efforts are appropriate, adequate, or complete. In addition, the Company is unable to fully determine the effect of a failure of its own systems or those of any third party with whom it conducts business, but any significant failures could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ADDITIONAL INFORMATION ABOUT FINANCIAL PRESENTATION

         The Company effected a one-for-three reverse stock split in August 1998. Unless otherwise stated, all share information in this Annual Report on Form 10-KSB gives retroactive effect to this reverse stock split.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company does not have any material market risk sensitive financial instruments.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 29, 1999, the Company engaged Grant Thornton LLP as the Company's independent auditors for the fiscal year ended March 31, 1999, replacing the firm of Kirkland, Russ, Murphy & Tapp, CPAs, which served as the Company's independent auditors for the fiscal year ended March 31, 1998. The change was approved by the Company's audit committee. The reason for the change to a national firm was to better position the Company for access to the public capital markets.

         The reports of Kirkland, Russ, Murphy & Tapp, CPAs for each of the two fiscal years ended March 31, 1997 and March 31, 1998 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         The Company believes there were no disagreements with Kirkland, Russ, Murphy & Tapp, CPAs within the meaning of Instruction 4 to Item 304 of Regulation S-B on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audits of the Company's financial statements for the fiscal years ended March 31, 1998 and 1997 or for any subsequent interim period, which disagreements if not resolved to their satisfaction would have caused Kirkland, Russ, Murphy & Tapp, CPAs to make reference to the subject matter of the disagreements in connection with its reports.

         During the fiscal years ended 1998 and 1997, and through April 29, 1999, there have been no reportable events (as defined in Item 304(a)(1)(iv)(B) of Regulation S-B) of the type required to be disclosed by that section. The Company has not consulted with Grant Thornton LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement or an event in response to (as defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions).

         A letter of Kirkland, Russ, Murphy & Tapp, CPAs addressed to the Securities and Exchange Commission is included as Exhibit 16.1 to this Annual Report on Form 10-KSB. Such letter states that such firm agrees with the statements made by the Company in Form 8-K filed April 30, 1999.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

         NAME                     AGE               POSITION                                     DIRECTOR SINCE
         ----                     ---               --------                                     --------------
Jugal K. Taneja                   55      Chairman of the Board and Director                         1992

Paul A. Santostasi                63      Vice Chairman of the Board and Director                    1999

William L. LaGamba                40      Chief Executive Officer, Secretary, and Director           1999

Kotha S. Sekharam, Ph.D.          48      President, Treasurer, and Director                         1995

Henry W. Brewer                   49      Vice President and Chief Financial Officer                 N/A

Mihir K. Taneja                   24      Vice President, Marketing and Assistant Secretary          N/A

Martin A. Traber                  53      Director                                                   1992

Rakesh K. Sharma, M.D.            42      Director                                                   1999

         All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and, subject to existing employment agreements, serve at the discretion of the Board. Some of the directors and executive officers of the Company also serve in various capacities with subsidiaries of the Company.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Jugal K. Taneja has served as the Company's Chairman of the Board since its inception. Until June 1998, he also served as the Company's Chief Executive Officer. From November 1991 until December 1998, he also served as the Chairman of the Board and Chief Executive Officer of NuMed Home Health Care, Inc., a provider of home health care services and contract staffing of health care employees. From June 1993 until March 1998, he was also the Chief Executive Officer of National Diagnostics, Inc., a provider of medical diagnostic services. NuMed Home Health Care, Inc and National Diagnostics, Inc., are publicly traded companies. Mr. Taneja is also the Chairman of the Board of Nutriceuticals.com, Inc., a private company formed to develop internet websites. Although he devotes substantial time to the operations and business of the Company, Mr. Taneja does not devote his full time to Company business.

         Paul A. Santostasi has been the Vice Chairman of the Board of the Company since the Company acquired Energy Factors, was the Chairman and Chief Executive Officer of Energy Factors from 1989 until its acquisition by the Company in June 1998. As Vice Chairman of the Company, Mr. Santostasi is responsible for acquisitions and new business ventures. Prior to his affiliation with Energy Factors, he was the founder, Chairman and Chief Executive Officer of Suncoast Plastics, a public company, from 1980 until 1989. Mr. Santostasi holds a B.S. degree in mechanical engineering.

         William L. LaGamba is a director of the Company and has served as its Chief Executive Officer since June 1998. He was a founder and the President of Becan Distributors, Inc., a wholesaler of prescription and non-prescription pharmaceuticals from January 1997 until June 1998. The Company acquired Becan Distributors, Inc. in June 1998. For 14 years prior to January 1997, Mr. LaGamba was employed in various capacities by McKesson Drug Company, a large distributor of pharmaceuticals, health and beauty aids and services.

         Dr. Kotha S. Sekharam was a founder and director of Nu-Wave Health Products, Inc., a developer and manufacturer of non-prescription dietary supplements and health and beauty products. The Company acquired Nu-Wave Health Products, Inc. in January 1998. Dr. Sekharam served as its Vice President from September 1995 until June 1996. He has served as its President since June 1996 and serves as the President of the Company. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over fifteen years of experience in the food and health industry.

         Henry W. Brewer joined the Company in March 1999 as its Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Brewer was corporate controller for Protel, Inc., a privately-held manufacturer of public telephones, from June 1997 until January 1999. From August 1993 until June 1997, Mr. Brewer was the corporate controller for Sykes Enterprises Incorporated, a publicly-traded information support company. Mr. Brewer holds a B.S. degree in accounting from the University of North Florida.

         Mihir K. Taneja, the son of Jugal Taneja, served as Assistant Vice President of Marketing from July 1996 until September 1998. Since then, he has served as Vice President of Marketing. Mr. Taneja holds B.A. degrees in finance and marketing from the University of Miami.

         Martin A. Traber has served as a director of the Company since its inception. He has been a partner in the law firm of Foley & Lardner since August 1994. Prior to joining Foley & Lardner, Mr. Traber was a partner in the law firm of Ardor & Hadden were he served for 10 years on the firm's management committee and was national chairman of the business and corporate departments and of the marketing and business development committee. Mr. Traber has over 27 years of experience in corporate finance and securities law.

         Rakesh K. Sharma, M.D., became a director of the Company in March 1999. Dr. Sharma is a cardiologist and is a member of the medical staff of several hospitals in the Tampa Bay, Florida area.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         In 1998, the Company filed a Form 10-SB under Section 12 of the Securities And Exchange Act of 1934, which was amended twice, with the last amendment filed in March 1999. The Company's common stock is not traded in the "pink sheets" or on the OTC Bulletin Board or listed for trading on any stock exchange. None of the Company's directors or officers and no person who was the beneficial owner of more than ten percent of the Company's common stock has filed a Form 3 as required by Section 16(a) of the Securities And Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION(1)
                             ----------------------

NAME AND
PRINCIPAL POSITION                             YEAR    SALARY($)   BONUS($)
---------------------------------------------------------------------------
William L. LaGamba, CEO                        1999     $106,735   $    -0-
                                               1998     $110,485   $    -0-

Jugal K. Taneja, Chairman(2)                   1999     $ 75,000   $    -0-
                                               1998     $ 75,000   $  5,414
                                               1997     $    -0-   $    -0-

Paul A. Santostasi, Vice Chairman              1999     $121,711   $    -0-

Kotha S. Sekharam, Ph.D., President            1999     $ 75,000   $    -0-
                                               1998     $ 75,000   $  5,414
                                               1997     $ 52,500   $    -0-

         (1) All employees of Dynamic, Innovative, and Herbal, including their executive officers, are paid by Dynamic. Employees of Becan are paid by Becan, employees of Discount are paid by Discount, and employees of Incredible are paid by Incredible. For fiscal 1998 and from April 1, 1998 through August 31, 1998, employees of Dynamic were deemed leased employees, pursuant to a Service Agreement by and between the Company and Nations Staffing, Inc., a non-affiliated company. The agreement was terminated on August 31, 1998.

         (2) Mr. Taneja served as the Company's Chief Executive Officer until June 1998.

         Historically, no director of the Company received any compensation or other remuneration for serving on the Board of Directors, except for the reimbursement for reasonable expenses incurred in attending meetings of the Company's Board of Directors. Commencing March 1999, the Company pays each non-employee director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attend at least three meetings during the year. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director.

                      Option/SAR Grants in Last Fiscal Year

Individual Grants

                                           % OF
                       NUMBER OF          TOTAL
                      SECURITIES         OPTIONS/
                      UNDERLYING           SARS
                       OPTIONS/         GRANTED TO     EXERCISE
                         SARS           EMPLOYEES      OR BASE
                        GRANTED         IN FISCAL       PRICE    EXPIRATION
NAME                       #               YEAR         ($/SH)      DATE        5% ($)  10% ($)  VALUE $
--------------------------------------------------------------------------------------------------------
J. K. Taneja            500,000           54.95%     $   2.50

P. A. Santostasi        200,000           21.98%     $   9.00

H. W. Brewer             30,000            3.30%     $   2.50

M. K. Taneja             30,000            3.30%     $   2.50

EMPLOYMENT AGREEMENTS

         On March 15, 1999, the Company entered into Employment Agreements with Messrs. Jugal Taneja, LaGamba, Sekharam, and Mihir Taneja. Each of the March 15, 1999 Employment Agreements are for a term of three years and renew automatically for successive periods of one year after their expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. On May 1, 1998, the Company entered into an Employment Agreement with Mr. Santostasi, which ends on June 13, 2001. Salaries payable under the agreements are: Jugal Taneja - $150,000, Santostasi - $125,000, LaGamba - $125,000, Sekharam - $90,000, and Mihir Taneja - $60,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of June 25, 1999 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterick indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                         AMOUNT AND
                                                         NATURE OF          APPROXIMATE
TITLE OF          NAME AND ADDRESS                       BENEFICIAL           PERCENT
CLASS             OF BENEFICIAL OWNER(1)                OWNERSHIP(2)          OF CLASS
-----             ----------------------                ------------          --------
Common            Jugal K. Taneja(3)                     1,172,927              33.2%

Common            Manju Taneja(4)                        1,032,851              29.2%

Common            William L. LaGamba(5)                    435,000              12.3%

Common            Michele LaGamba(6)                       435,000              12.3%

Common            Mihir K. Taneja                          369,999              10.5%

Common            Mandeep K. Taneja                        369,999              10.5%

Common            EuroFactores International, Inc.         200,000               5.7%
                  c/o Kraus
                  140 Birmensdorfer Str.
                  Zurich 8003 Switzerland

Common            Kotha S. Sekharam, Ph.D. (7)             115,616               3.3%

Common            Paul A. Santostasi(8)                        -0-               -0-

Common            Henry W. Brewer                              -0-               -0-

Common            Martin A. Traber                          10,000                *
                  Foley & Lardner
                  100 North Tampa Street, 27th Floor
                  Tampa, FL 33602

Common            Rakesh K. Sharma, M.D.                       -0-               -0-
                  1107 S. Myrtle Avenue
                  Clearwater, FL 33756

Common            All officers and directors as
                  a group (9 persons)                    2,103,542 (8)           59.5%

-----------------------------
    *Less than one percent.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Dynamic Health Products, Inc. at 6950 Bryan Dairy Road, Largo, FL 33777.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3) Includes 1,013,185 shares beneficially owned by Manju Taneja, Jugal K. Taneja's wife, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 70,076 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd.

(4) Includes 19,666 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 70,076 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.

(5) Includes 196,000 shares owned by Michele LaGamba, Mr. LaGamba's wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 126,000 shares held by Mr. LaGamba as custodian for their minor children.

(6) Includes 113,000 shares owned by William L. LaGamba, and 126,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.

(7) Includes 10,000 shares owned by Dr. Sekharam's wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

(8) Paul A. Santostasi, a director and the Vice Chairman of the Company, does not beneficially own any common stock. Mr. Santostasi holds options to purchase 200,000 shares of common stock, none of which may be exercised within 60 days. Mr. Santostasi is a director, the president and the owner of 30% of the outstanding voting securities of U.S. Diversified Technologies, Inc. U.S. Diversified Technologies, Inc. owns 310,000 shares of Company Series A Convertible Preferred Stock, each of which is entitled to one vote. As such, Mr. Santostasi shares investment and voting power with respect to the shares of Series A Convertible Preferred Stock held of record by U.S. Diversified Technologies, Inc. as to which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During the fiscal year 1998, the Company issued 520,488 shares of common stock of the Company to Manju Taneja in exchange for and as a conversion of $156,000, including principal and accrued interest, of the indebtedness of the Company to her evidenced by promissory notes in the principal amount of $210,000 which were convertible at the option of the holder, into common stock of the company based on a price of $.30 per share. The remaining principal and accrued interest on this indebtedness of $81,000 was converted into 271,106 shares of common stock on May 29, 1998.

         Mr. Taneja, the Company's Chairman, loaned the company $50,000 in January 1999, which the Company repaid with interest at 10% per annum in February 1999. Also, Dr. Sekharam and Carnegie Capital, Ltd., an affiliate of Mr. Taneja, had outstanding loans to the Company in the principal amount of $203,000 as of March 1, 1999 evidenced by demand promissory notes dated July 15, 1998, July 21, 1998, August 6, 1998, August 14, 1998 and August 21, 1998. In
March 1999, the Company issued 10,616 shares of common stock to Dr. Sekharam as payment in full of principal and accrued interest in the amount of $27,000 due under the promissory note dated July 21, 1998. All of the other promissory notes were repaid in full in cash in March 1999. Interest on the notes accrued at the rate of 10% per annum.

         As a condition of making the Company's credit facilities available, the Company's lender required Mr. Taneja to personally guarantee the Company's credit facilities in the aggregate maximum amount of $4,000,000. In March 1999, the Company granted to Mr. Taneja, in return for such guarantee, an option to purchase 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. The option vests over three years. As of March 31, 1999, the outstanding balance on the credit facilities was approximately $2.9 million.

         In September 1998, Jugal K. Taneja, the Chairman of the Company, formed Nutriceuticals.com Corporation for the purpose of selling vitamins, nutritional supplements and health-related products through an internet site. In March 1999, Jugal K. Taneja, the Chairman of the Company, invested in Java Sports.com formed for the purpose of marketing a sports drink through internet media. Nutriceuticals.com Corporation and Java Sports.com intend to enter into exclusive supply agreements with the Company under which the Company will manufacture for them all products which are offered by them and which the Company is capable of manufacturing. Other officers of the Company are also investors in Neutriceuticals.com Corporation.

         The Company believes that material affiliated transactions and loans, and business relationships entered into by the Company or its subsidiaries with certain of its officers, directors and principal stockholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or stockholders in accordance with Florida law.

         In May 1995, Direct Rx, Inc. (the Company's predecessor) formed Solstice, Inc. and in September 1995, Solstice, Inc. changed its name to Nu-Wave Health Products, Inc. and issued 80% of its shares to Direct Rx, Inc. and 11% of its shares to Dr. Sekharam in return for nominal capital. At the same time, Nu-Wave Health Products, Inc. acquired certain assets of a manufacturing company and commenced operations. In July 1997, Nu-Wave Health Products, Inc. acquired from Dr. Sekharam his shares of Nu-Wave Health Products, Inc. in return for 55,000 shares of Nu-Wave Health Products, Inc. common stock which, in January 1998, were exchanged for 55,000 shares of Company common stock when Nu-Wave Health Products, Inc. was merged into the Company.

         In June 1998, the Company, through a newly-formed wholly-owned subsidiary, acquired Energy Factors, Inc. ("Energy Factors"), a corporation wholly-owned by U.S. Diversified Technologies, Inc. ("USDTI") in return for 310,000 shares (after the exercise of a set-off) of Company Series A Convertible Preferred Stock, which is convertible into 310,000 shares of Company common stock. Shortly before the acquisition was consummated, the Company loaned $100,000 to Energy Factors, which was used as working capital. Paul A. Santostasi, the Company's Vice Chairman, is the President and the owner of approximately 30% of the issued and outstanding equity securities of USDTI and was the President and a director of Energy Factors. At the time of the acquisition, the Company entered into an employment agreement with Mr. Santostasi and granted to Mr. Santostasi an option to purchase 200,000 shares of Company common stock at a purchase price of the greater of $9 per share or the price at which the common stock would be offered at the completion of a successful Initial Public Offering. The options vest over a period of three years, commencing on June 12, 1999.

         In June 1998, the Company acquired from Manju Taneja (the wife of Jugal
K. Taneja, the Company's Chairman), Mihir and Mandeep Taneja (Mr. Taneja's
sons), Mr. LaGamba (individually and as
custodian for his children), the Company's Chief Executive Officer, and Phillip
J. Laird, the President of Becan Distributors, Inc., all of the issued and outstanding shares of capital stock of Becan in return for 1,500,000 shares of Company common stock, of which 485,000 shares were exchanged for the minority interest.

         In September 1998, the Company acquired from Manju Taneja, Mandeep Taneja, Mihir Taneja, Dr. Sekharam, and Madhavi Sekharam all of the issued and outstanding shares of capital stock of J. Labs, Inc. in return for 100,000 shares of Company common stock.

         In March 1999, the Company granted options to purchase a total of 210,000 shares of common stock to eight of its employees under its 1999 Stock Option Plan. All of the foregoing options vest equally over three years.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS.

See pages F-1 through F-26.

(a)(2) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement and Plan of Reorganization dated June 12, 1998, effective June 15, 1998, by and among Nu-Wave Health Products, Inc., Nu-Wave Acquisition, Inc., Energy Factors, Inc., U.S. Diversified Technologies, Inc., Paul Santostasi, Chris Starkey, and Marvin Deutsch. (1)

2.2 Agreement and Plan of Reorganization dated June 26, 1998, effective June 26, 1998, by and between Nu-Wave Health Products, Inc., buyer, and Manju Taneja, Mihir K. Taneja, Mandeep K. Taneja, William LaGamba custodian for Anthony LaGamba, William LaGamba custodian for Nicholl LaGamba, William LaGamba custodian for Courtney LaGamba, Michele LaGamba, and Phillip J. Laird and William LaGamba, each individually a seller, each of which is a stockholder of Becan Distributors, Inc. (1)

2.3 Agreement to Fund Subsidiary dated September 1, 1998, by and between Dynamic Health Products, Inc., Incredible Products of Florida, Inc., and Gary A. Shawkey. (2)

2.4 Agreement and Plan of Reorganization dated September 1, 1998, by and between Incredible Products of Florida, Inc., buyer and Gary A. Shawkey, seller. (2)

2.5 Agreement to Exchange Shares dated September 1, 1998, by and between the Company and Gary A. Shawkey. (2)

2.6 Stock Purchase Agreement dated September 30, 1998, by and among Dynamic Health Products, Inc. and J. Labs, Inc. (2)

2.7 Asset Purchase Agreement dated December 29, 1998, by and between Herbal Health Products, Inc. and Dr. Gerald Schmoling. (3)

3.1 Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (4)

3.2 Articles of Incorporation of Nu-Wave Acquisition, Inc., dated June 11, 1998 and filed June 12, 1998. (1)

3.3 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., dated July 22, 1998 and filed July 23, 1998. (1)

3.4 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (1)

3.5 Articles of Incorporation of Incredible Products of Florida, Inc. dated August 20, 1998, filed August 20, 1998. (2)

3.6 Articles of Incorporation of Herbal Health Products, Inc. dated December 16, 1998, filed December 29, 1998. (3)

3.7 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998.

3.8 Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999.

10.1 Service Agreement between the Company and Nations Staffing, Inc. dated December 23, 1996.(4)

10.2 Employment Agreement between the Company and Paul Santostasi dated June 12, 1998.

10.3 Employment Agreement between the Company and Jugal K. Taneja dated March 15, 1999.

10.4 Employment Agreement between the Company and William L. LaGamba dated March 15, 1999.

10.5 Employment Agreement between the Company and Dr. Kotha S. Sekharam dated March 15, 1999.

10.6 Employment Agreement between the Company and Mihir Taneja dated March 15, 1999.

10.7 Revolving Line of Credit Agreement between Becan Distributors, Inc. and Mellon Bank dated March 16, 1998. (1)

10.8 Promissory Note in favor of the Company from Energy Factors, Inc. dated May 13, 1998.(4)

10.9 Revolving Line of Credit Agreement between the Company and Republic Bank dated June 3, 1998. (4)

10.10 Loan And Security Agreement between Becan Distributors, Inc. and Discount Rx, Inc. and The CIT Group/Credit Finance, Inc. dated November 30, 1998. (3)

10.11 Loan And Security Agreement between Dynamic Health Products, Inc. and Innovative Health Products, Inc. and The CIT Group/Credit Finance, Inc. dated February 2, 1999.

10.12    Dynamic Health Products, Inc. 1999 Stock Option Plan.

10.13    Stock Option Agreement between Dynamic Health Products, Inc. and Jugal
         K. Taneja dated March 12, 1999.

16.1 Letter of Kirkland, Russ, Murphy & Tapp, CPAs to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-K. (5)

21.1     Dynamic Health Products, Inc. - List of Subsidiaries.

27.1     Financial Data Schedule (for SEC use only).

         (1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

         (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, file number 0-23031, filed in Washington, D.C.

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 30, 1998, file number 0-23031, filed in Washington, D.C.

         (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

         (5) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999, file number 0-23031, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-KA/2, dated March 15, 1999, in connection with the acquisition of Energy Factors, Inc. and the acquisition of Becan Distributors, Inc.

         The Company filed a report on Form 8-K, dated April 29, 1999, in connection with the change of auditors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DYNAMIC HEALTH PRODUCTS, INC.

DATED: July 6, 1999                  By: /s/ WILLIAM L. LAGAMBA
                                         ---------------------------------------
                                     William L. LaGamba, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                      DATE
---------                            -----                                      ----
/s/ JUGAL K. TANEJA                 Chairman of the Board,                      July 6, 1999
----------------------------        and Director
Jugal K. Taneja

/s/ PAUL A. SANTOSTASI              Vice Chairman of the Board,                 July 6, 1999
----------------------------        and Director
Jugal K. Taneja

/s/ KOTHA S. SEKHARAM, Ph.D.        President, Treasurer, and Director          July 6, 1999
----------------------------
Kotha S. Sekharam

/s/ MARTIN A. TRABER                Director                                    July 6, 1999
----------------------------
Martin A. Traber

/s/ WILLIAM L. LAGAMBA              Chief Executive Officer,                    July 6, 1999
----------------------------        Secretary, and Director
William L. LaGamba

/s/ HENRY W. BREWER                 Chief Financial Officer,                    July 6, 1999
----------------------------        and Vice President
Henry W. Brewer

/s/ MIHIR K. TANEJA                 Assistant Secretary,                        July 6, 1999
----------------------------        and Vice President, Marketing
Mihir K. Taneja

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Reports                                       F-2 - F-4

Consolidated Balance Sheets as of March 31, 1999 and 1998           F-5

Consolidated Statements of Operations for the years ended
         March 31, 1999 and 1998                                    F-6

Consolidated Statements of Shareholders' Equity for
         the years ended March 31, 1999 and 1998                    F-7

Consolidated Statements of Cash Flows for the years ended
         March 31, 1999 and 1998                                    F-8 - F-9

Notes to Consolidated Financial Statements                          F-10 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Dynamic Health Products, Inc.:

We have audited the accompanying consolidated balance sheet of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 1999 and the consolidated results of operations and cash flows for the year ended March 31, 1999, in conformity with generally accepted accounting principles.

We also have audited the combination of the financial statements as of and for the year ended March 31, 1998 of Dynamic Health Products, Inc. and Becan Distributors, Inc., both of which were audited and reported on separately by other auditors whose reports are included herein, resulting in the accompanying consolidated balance sheet as of March 31, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended; in our opinion, such consolidated statements have been properly combined on the basis described in Note 2 of the notes to the consolidated financial statements.



By: /s/ GRANT THORNTON LLP
--------------------------
Grant Thornton LLP

Tampa, Florida
June 26, 1999

                           INDEPENDENT AUDITORS' REPORT

To the Shareholders and
  Board of Directors
Dynamic Health Products, Inc.

We have audited the accompanying consolidated balance sheet of Dynamic Health Products, Inc. and Subsidiary as of March 31, 1998 and the related consolidated statement of operations, shareholders' equity (deficit), and cash flows for the year then ended prior to the restatements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiary as of March 31, 1998 and the results of its consolidated operations and its consolidated cash flows for the year then ended prior to the restatements, in conformity with generally accepted accounting principles.

By: /s/ KIRKLAND, RUSS, MURPHY & TAPP
-------------------------------------
Kirkland, Russ, Murphy & Tapp

May 7, 1998

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Becan Distributors, Inc.
Pittsburgh, PA

We have audited the balance sheet of Becan Distributors, Inc. as of March 31, 1998, and the related statement of operations, retained earnings, and cash flows for the year then ended, which are not included herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Becan Distributors, Inc. as of March 31, 1998 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The Company, with consent of its shareholders, has elected under the Internal Revenue Code to be an S corporation. In lieu of the corporation income taxes, the shareholders of an S corporation are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for Federal income taxes has been included in these financial statements.

By: /s/ SHALEK & ASSOCIATES, CPA'S INC.
---------------------------------------
Shalek & Associates, CPA's Inc.
Independence, Ohio
January 25, 1999

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      MARCH 31,          MARCH 31,
                                                        1999               1998
                                                     -----------       -----------
                          ASSETS                                        (RESTATED)
Current assets:
  Cash                                               $   899,951       $   454,325
  Accounts receivable, net                             2,535,274         1,070,334
  Inventories                                          2,580,753           742,418
  Prepaid expenses and other current assets              221,726            20,492
                                                     -----------       -----------
     Total current assets                              6,237,704         2,287,569

Property, plant and equipment, at cost, net            2,476,357           181,078

Intangible assets (primarily goodwill), net            1,769,153            17,869
Other assets                                              57,619            28,034
                                                     -----------       -----------
     TOTAL ASSETS                                    $10,540,833       $ 2,514,550
                                                     ===========       ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $ 2,495,648       $ 1,417,389
  Accrued expenses                                       371,556            89,535
  Current portion of long-term obligations               643,243            28,927
  Credit lines payable                                 2,388,729           185,000
  Obligations to related parties                          38,434           279,145
                                                     -----------       -----------
     Total current liabilities                         5,937,610         1,999,996

Long-term obligations, less current portion            1,392,793           258,974
                                                     -----------       -----------
     TOTAL LIABILITIES                                 7,330,403         2,258,970

Minority interest                                           --              39,102

Commitments and contingencies                               --                --

Shareholders' equity:
  Series A Convertible Preferred stock,
    $.01 par value; 400,000 shares
    authorized; 310,000 shares issued
    and outstanding, at face value                       775,000              --
  Series B 6% Cumulative Convertible Preferred
    stock, $.01 par value; 800,000 shares
    authorized; 30,000 shares issued and
    outstanding, at face value                            75,000              --
  Common stock, $.01 par value; 20,000,000
    shares authorized; 3,535,224 and
    1,984,926 shares issued and outstanding               35,352            19,849
  Additional paid-in capital                           3,400,615           972,807
  Accumulated deficit                                 (1,075,537)         (776,178)
                                                     -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                        3,210,430           216,478
                                                     -----------       -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $10,540,833       $ 2,514,550
                                                     ===========       ===========

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED         YEAR ENDED
                                                               MARCH 31,          MARCH 31,
                                                                 1999                1998
                                                             ------------       ------------
                                                                                 (RESTATED)
Revenues:
  Distribution                                               $ 31,981,531       $ 10,850,867
  Manufacturing                                                 4,416,251          1,906,936
                                                             ------------       ------------
     TOTAL REVENUES                                            36,397,782         12,757,803

Cost of goods sold:
  Distribution                                                 30,244,272         10,423,250
  Manufacturing                                                 3,419,046          1,388,816
                                                             ------------       ------------
     TOTAL COST OF GOODS SOLD                                  33,663,318         11,812,066
                                                             ------------       ------------

     GROSS PROFIT                                               2,734,464            945,737

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                    2,858,389            867,170
                                                             ------------       ------------

OPERATING INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE          (123,925)            78,567

Other income (expense):
  Interest income                                                  15,673               --
  Other income and expenses, net                                  118,932             40,161
  Interest expense                                               (373,489)           (18,272)
                                                             ------------       ------------
     TOTAL OTHER INCOME (EXPENSE)                                (238,884)            21,889
                                                             ------------       ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES          (362,809)           100,456

(Income) loss attributable to minority interest                    63,450            (28,692)
                                                             ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                (299,359)            71,764

Income taxes                                                         --                 --
                                                             ------------       ------------

NET INCOME (LOSS)                                                (299,359)            71,764

Preferred stock dividends                                           2,535               --
                                                             ------------       ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS           $   (301,894)      $     71,764
                                                             ============       ============

Basic and diluted income (loss) per share                    $      (0.11)      $       0.04
                                                             ============       ============

Basic and diluted weighted number of common
  shares outstanding                                            2,865,190          1,701,074
                                                             ============       ============

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 1999 AND 1998

                                    SERIES A            SERIES B
                                PREFERRED STOCK      PREFERRED STOCK      COMMON STOCK      ADDITIONAL                    NET
                               ------------------   ----------------  -------------------    PAID-IN    ACCUMULATED   SHAREHOLDERS'
                               SHARES    DOLLARS    SHARES   DOLLARS    SHARES    DOLLARS    CAPITAL      DEFICIT        EQUITY
                               -------   --------   ------   -------  ---------   -------   ----------  -----------  -------------
BALANCES AT MARCH 31, 1997        -      $   -        -     $   -     1,431,105   $14,311   $ 812,199   $ (847,942)   $ (21,432)
(RESTATED)
Acquisition of minority
  interest at $.30
  per share (Restated)            -          -        -         -        33,333       333       9,667           -        10,000
Conversion of note payable
  to common stock at
  $.30 per share
  (Restated)                      -          -        -         -       520,488     5,205     150,941           -       156,146
Net income (Restated)             -          -        -         -            -         -           -        71,764       71,764
                               -------   --------   ------   -------  ---------   -------   ---------  -----------   ----------

BALANCES AT MARCH 31, 1998
  (RESTATED)                      -          -        -         -     1,984,926    19,849     972,807     (776,178)     216,478
Issuance of common stock at
  $1.50 per share for cash        -          -        -         -        33,333       333      49,667           -        50,000
Conversion of note payable to
  common stock at $.30 per
  share                           -          -        -         -       271,106     2,711      78,620           -        81,331
Distributions to Becan
  shareholders                    -          -        -         -            -         -      (48,407)          -       (48,407)
Issuance of preferred stock
  for acquisition of Energy
  Factors, Inc.                310,000    775,000     -         -            -         -           -            -       775,000
Issuance of common stock for
  minority interest
  acquisition of Becan
  Distributors, Inc.               -         -        -         -       485,000     4,850     722,650           -       727,500
Issuance of common stock
  at $2.50 per share for cash      -         -        -         -       200,000     2,000     498,000           -       500,000
Issuance of preferred stock
  at $2.50 per share for
  cash, net of offering
  costs                            -         -      30,000    75,000         -         -      (17,226)          -        57,774
Issuance of common stock for
  acquisition of J.Labs, Inc.      -         -        -         -       100,000     1,000        (500)          -           500
Issuance of common stock for
  asset purchase                   -         -        -         -        32,243       323      80,285           -        80,608
Issuance of common stock at
  $2.50 per share for cash         -         -        -         -       418,000     4,180   1,040,820           -     1,045,000
Conversion of note payable
  to common stock at
  $2.50 per share                  -         -        -         -        10,616       106      26,434           -        26,540
Dividends on preferred stock       -         -        -         -            -         -       (2,535)          -        (2,535)
Net loss                           -         -        -         -            -         -           -      (299,359)    (299,359)
                               -------   --------   ------   -------  ---------   -------   ---------  -----------   ----------

BALANCES AT MARCH 31, 1999     310,000   $775,000   30,000  $75,000   3,535,224   $35,352  $3,400,615  $(1,075,537)  $3,210,430
                               =======   ========   ======  =======   =========   =======  ==========  ===========   ==========

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED         YEAR ENDED
                                                          MARCH 31,          MARCH 31,
                                                            1999               1998
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $  (299,359)      $    71,764
  Adjustments to reconcile net income (loss)
    to net cash from operating activities:
      Depreciation and amortization                          271,458            34,424
      Gain on involuntary conversion of
        property                                             (81,192)             --
      Minority interest                                      (63,450)           28,692
      Changes in operating assets and liabilities
        (exclusive of effect of business
        acquisitions):
          Accounts receivable                             (1,470,593)         (905,787)
          Inventory                                       (1,171,789)         (595,390)
          Prepaid expenses and other current
            assets                                          (135,205)           (7,612)
          Accounts payable                                   182,742         1,113,977
          Accrued expenses                                   (34,483)           18,712
                                                         -----------       -----------
               NET CASH USED IN OPERATING
                 ACTIVITIES                               (2,801,871)         (241,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                       (301,041)          (42,767)
  Proceeds from involuntary conversion of
   property                                                   99,100              --
  Increase in intangible assets                              (51,263)             --
  Cash paid for acquisitions, net                            (18,309)             --
  Decrease (increase) in other assets                          7,940           (13,199)
                                                         -----------       -----------
               NET CASH USED IN INVESTING
                 ACTIVITIES                                 (263,573)          (55,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving line of credit agreements        2,203,728            93,000
  Proceeds from issuance of long-term obligations            760,991           240,200
  Payments of long-term obligations                         (763,527)          (21,567)
  Proceeds from issuance of shareholder loans                295,500           220,000
  Payments of shareholder loans                             (589,989)             --
  Distributions to shareholders, net                         (48,407)             --
  Proceeds from issuance of common stock                   1,595,000                50
  Proceeds from issuance of preferred stock                   57,774              --
                                                         -----------       -----------
               NET CASH PROVIDED BY FINANCING
                 ACTIVITIES                                3,511,070           531,683

NET INCREASE IN CASH                                         445,626           234,497

CASH AT BEGINNING OF PERIOD                                  454,325           219,828
                                                         -----------       -----------

CASH AT END OF PERIOD                                    $   899,951       $   454,325
                                                         ===========       ===========

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                        YEAR ENDED    YEAR ENDED
                                                         MARCH 31,     MARCH 31,
                                                           1999          1998
                                                        ----------    ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $ 382,869    $  46,728
  Capital lease obligations incurred for purchase
    of property and equipment                            $ 127,568    $  63,635
  Acquisition of minority interest through
    issuance of common stock                             $     -      $  10,000
  Conversion of related party notes payable and
    accrued interest to common stock                     $ 107,871    $ 156,146
  Cash paid during the period for income taxes           $     -      $     -

During 1999, the Company completed several acquisitions in exchange for approximately $1,600,000 of the Company's stock. The Company assumed approximately $3,200,000 of liabilities and allocated approximately $3,000,000 to tangible assets (see Note 2).

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. ("Company") creates, manufactures, and packages a wide variety of proprietary and non-proprietary non-prescription medications, nutritional supplements and health and beauty care products. The Company's primary business segments are the contract manufacture of products for others throughout the United States and a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products throughout the United States. The channels of distribution for its proprietary products and the channels of distribution for the products it manufactures for others in the distribution business segment include health food, drug, convenience and mass market stores, and direct marketing through radio, catalog sales and infomercials.

A. RESTATEMENTS

During 1999, the Company acquired Becan Distributors, Inc. ("Becan") in a transaction accounted as if a "pooling of interests" (see Note 2). Accordingly, the accompanying 1998 financial statements have been restated to reflect this 1999 acquisition of Becan.

Unless otherwise noted, all information has been adjusted to retroactively reflect the one-for-three reverse common stock split on August 11, 1998.

B. PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Innovative Health Products, Inc. ("Innovative"), Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. ("Discount"), Incredible Products of Florida, Inc. ("Incredible"), J. Labs, Inc. ("J.Labs"), and Herbal Health Products, Inc. ("Herbal"). Significant intercompany balances and transactions have been eliminated in consolidation. There were no minority interests at March 31, 1999 and the effect of minority interests during the year is not material.

On August 12, 1997, the Company entered into a joint venture agreement with a group to form an Ohio limited liability company to market one of its products. Under the terms of the agreement, the Company has a 50% ownership and shares profits and losses equally. The Company is required to contribute half of the costs incurred in the initial marketing of the product. The Company accounts for the investment under the equity method of accounting. At March 31, 1999 and 1998, the investment on the records of the Company and the operations of the joint venture were not material.

C. CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

D. INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 4).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

E. PROPERTY, PLANT AND EQUIPMENT

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (buildings 20 years, all other asset categories range from three to seven years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets for those leases that substantially transfer ownership. Accelerated methods are used for tax depreciation.

F. INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the net assets acquired relating to the acquisitions (see Note 2). The excess of cost over net assets acquired (goodwill) is amortized over a 20-year period using the straight-line method. Accumulated amortization totaled approximately $87,000 and $9,000 at March 31, 1999 and 1998, respectively.

G. IMPAIRMENT OF ASSETS

The Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 1999 or 1998.

H. INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

I. EARNINGS PER COMMON SHARE

Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 13).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

J. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 1999 and 1998, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

K. REVENUE RECOGNITION

Revenues are recognized for the distribution and manufacturing segments when the merchandise is shipped to the customer.

L. STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees, which uses the intrinsic method to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted in 1999 and 1998. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced (see Note 12).

M. ADVERTISING COSTS

The Company charges advertising costs to expense as incurred. Advertising expense was $170,000 and $41,000 for the years ended March 31, 1999 and 1998, respectively.

N. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

      CASH, ACCOUNTS RECEIVABLE, ACCOUNTS PAYABLE AND ACCRUED EXPENSES: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

      LONG-TERM OBLIGATIONS: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 1999, the fair value of the Company's long-term obligations approximated its carrying value.

      CREDIT LINES PAYABLE: The carrying amount of the Company's credit lines payable approximates fair market value since the interest rate on these instruments changes with market interest rates.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

O. RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the year ended March 31, 1998 to conform to the presentation at March 31, 1999.

NOTE 2 - ACQUISITIONS AND MERGERS

On July 15, 1997, the Company acquired the remaining 20% interest in its subsidiary through a stock exchange. The Company exchanged 100,000 shares of its common stock (valued at $.30 per share, its fair market value) for the outstanding stock held by the minority interest. The transaction was accounted for by the purchase method of accounting. Effective April 1, 1998, the Company merged with its subsidiary.

On June 12, 1998, the Company acquired Innovative Health Products, Inc., formerly Energy Factors, Inc., a wholly-owned subsidiary of U.S. Diversified Technologies, Inc. U.S. Diversified Technologies, Inc. received in exchange for its capital stock in Energy Factors, 310,000 shares of Series A Convertible Preferred Stock of the Company representing a fair market value of approximately $775,000. The Preferred Stock valuation of $2.50 per share is based on several factors, including prices of recent common stock issuances. In addition, 200,000 options to purchase common stock of the Company at $9 per share, vesting over three years, were issued to an employee. The acquisition was accounted for under the purchase method of accounting. Management has determined that the goodwill of approximately $880,000 associated with this transaction will be amortized over a 20-year life. The results of operations of Innovative have been reflected in the Company's results of operations beginning immediately subsequent to the acquisition date of June 12, 1998.

The Company previously reported that 400,000 shares of Series A Convertible Preferred Stock were exchanged. The reduction of shares was a result of a "right of set-off" provision in the acquisition agreement based on the final evaluation of the net assets acquired.

The aggregate purchase price of $775,000 was allocated as follows:

    Inventory                                                   $  575,000
    Property, plant and equipment                                2,167,000
    Other assets                                                    82,000
    Goodwill                                                       881,000
                                                                ----------
                                                                 3,705,000
    Less: Liabilities assumed                                   (2,930,000)
                                                                ----------
                                                                $  775,000
                                                                ==========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 2 - ACQUISITIONS AND MERGERS - (CONTINUED)

The following pro forma information has been derived from the historical financial statements of the Company and Innovative and such information has been adjusted to give effect to the acquisition of Innovative, assuming that the acquisition of Innovative occurred on April 1, 1997. The unaudited pro forma financial information is not necessarily indicative of the results which would actually have occurred had the transaction been in effect on the dates and for the periods indicated or which may result in the future.

                                                      YEARS ENDED MARCH 31,
                                                    -------------------------
                                                        1999          1998
                                                    -----------   -----------
    Revenues                                        $37,597,000   $13,906,000
    Operating loss                                  $  (184,000)  $   (68,000)
    Net loss                                        $  (365,000)  $  (278,000)
    Net loss per common share                       $     (0.13)  $     (0.16)

On June 26, 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. in exchange for 1,500,000 shares of common stock of the Company. The majority owners of Becan were also the majority shareholders of the Company and, as a result, the majority interest was accounted for as a combination of entities under common control and treated as if a "pooling of interests". 485,000 shares of common stock with a fair value of $727,500 (as estimated by the Board of Directors based on common stock sales to third parties) were exchanged for the minority interest and resulted in goodwill of approximately $700,000. Management has determined that the goodwill associated with this transaction will be amortized over a 20-year life. The results of operations of Becan for the twelve months ended March 31, 1999 and 1998 have been reflected in the Company's results of operations for the fiscal year ended March 31, 1999 and 1998.

Revenues, net income, earnings per share, and shareholders' equity as previously reported for the year ended March 31, 1998 and as of March 31, 1998 and as restated for the transaction treated as if a "pooling of interests" is as follows:

                                                                 SHAREHOLDERS'
                                           NET       EARNINGS        EQUITY
                            REVENUES      INCOME    PER SHARE   AT APRIL 1, 1997
                          -----------    --------   ---------   ----------------
Dynamic Health
  Products, Inc., as
  previously reported     $ 2,368,285    $ 11,718     $0.01         $(43,217)
                                                      =====
Becan Distributors,
  Inc., as previously      10,389,518      88,738                     32,195
  reported
Less: Minority Interest           -       (28,692)                   (10,410)
                          -----------    --------                   --------

Restated                  $12,757,803    $ 71,764     $0.04         $(21,432)
                          ===========    ========     =====         ========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 2 - ACQUISITIONS AND MERGERS - (CONTINUED)

On August 20, 1998, the Company formed Incredible Products of Florida, Inc. and contributed $160,000 capital to Incredible. Incredible acquired approximately $80,000 of assets and assumed approximately $100,000 of liabilities of Incredible Products, Inc. in exchange for 49% of Incredible Products of Florida. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of approximately $100,000. The results of operations of Incredible have been reflected in the Company's results of operations beginning immediately subsequent to the acquisition date of September 1, 1998. Subsequent to year end, the 49% minority interest was returned to the Company for a nominal amount. Pro forma information for Incredible is not provided due to its immateriality.

On September 30, 1998, the Company acquired all of the issued and outstanding capital stock of J.Labs, Inc. in exchange for 100,000 shares of common stock of the Company. The merger was accounted for as a combination of entities under common control and treated as if a "pooling of interests", as the ownership of J.Labs was also the majority ownership of the Company. The results of operations of J.Labs, which are immaterial for the twelve months ended March 31, 1999, have been reflected in the Company's results of operations for the fiscal year ended March 31, 1999. J.Labs had no operations for the year ended March 31, 1998 and had net assets of less than $1,000 at March 31, 1998.

On December 29, 1998, the Company formed Herbal Health Products, Inc. Herbal acquired approximately $160,000 of the assets of Dr. Gerald Schmoling and Nutrapro, Inc. and assumed approximately $120,000 of the liabilities of Dr. Gerald Schmoling in return for approximately $18,000 and 32,243 shares of common stock of the Company valued at $80,608 (the fair value as determined by the board of Directors based on sales to third parties). Dr. Schmoling also agreed to receive options to purchase 32,243 additional shares of common stock of the Company, at $5 per share, which grant and immediately vest upon the attainment of certain sales and profit goals. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of approximately $60,000. The results of operations of Herbal have been reflected in the Company's results of operations beginning immediately subsequent to the acquisition date of December 29, 1998. Pro forma information for Herbal is not provided due to its immateriality.

NOTE 3 - RECEIVABLES

At March 31, 1999 and 1998, receivables of the Company consist of the following:

                                                          1999        1998
                                                       ----------  ----------
       Distribution                                    $1,782,404  $  876,505
       Manufacturing                                      872,541     227,329
                                                       ----------  ----------
                                                        2,654,945   1,103,834
       Less allowance for doubtful accounts              (119,671)    (33,500)
                                                       ----------  ----------

       Total                                           $2,535,274  $1,070,334
                                                       ==========  ==========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 4 - INVENTORIES

At March 31, 1999 and 1998, inventories of the Company consist of the following:

                                                      1999         1998
                                                   ----------    --------
         Distribution:
           Finished goods                          $1,300,182    $445,776
         Manufacturing:
           Raw materials                            1,100,823     156,247
           Work in process                            150,721      56,048
           Finished goods                              29,027      84,347
                                                   ----------    --------
                                                   $2,580,753    $742,418
                                                   ==========    ========

In conjunction with the implementation of new manufacturing software during the fourth quarter 1999, the Company analyzed its manufacturing inventory, which resulted in a reduction of $660,000 for pricing adjustments. The effect this adjustment may have on the previous two quarters is not determinable.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At March 31, 1999 and 1998, property, plant and equipment consist of the following:

                                                     1999              1998
                                                 -----------       -----------
Land and building                                $ 1,421,460       $      --
Machinery and equipment                            1,035,042           202,404
Furniture, fixtures and equipment                    214,597            14,997
Vehicles                                              27,215              --
Leasehold improvements                                21,854            13,766
                                                 -----------       -----------
                                                   2,720,168           231,167
Less accumulated depreciation and
  amortization                                      (243,811)          (50,089)
                                                 -----------       -----------

Total                                            $ 2,476,357       $   181,078
                                                 ===========       ===========

NOTE 6 - RELATED PARTY TRANSACTIONS

On May 29, 1998, approximately $81,000 of demand notes payable and unpaid interest payable to the spouse of the Chairman of the Company, was converted into 271,106 shares of the common stock of the Company. The notes and unpaid accrued interest at 8.5% were to be repaid in cash or, at the holder's option, converted into common stock at $.30 per share (which was the fair value of the common stock at the time of the note, as determined by the Board of Directors). Interest expense on these notes totaled $1,000 and $12,000 for the years ended March 31, 1999 and 1998, respectively.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 6 - RELATED PARTY TRANSACTIONS - (CONTINUED)

Throughout 1999, the Company's Chairman and an affiliate of the Chairman, loaned the Company an aggregate of approximately $228,000, which loans were repaid in February and March 1999. Interest on these loans accrued at a rate of 10% per annum and totaled $11,000 for the year ended March 31, 1999.

Also during 1999, the Company repaid $200,000 in loans made to one of its subsidiaries by an affiliate of the Chairman during fiscal 1998. Interest on these loans accrued at the rate of 10% per annum and totaled approximately $20,000 for the year ended March 31, 1999.

In 1999, the Company's President loaned $25,000 to the Company. In March 1999, the Company issued 10,616 shares of common stock to its President, valued at $2.50 per share, as payment in full of principal and accrued interest in the amount of approximately $27,000 due under the promissory note dated July 21, 1998. Interest on the note accrued at the rate of 10% per annum, and totaled $1,500 for the year ended March 31, 1999.

In June 1998, the Company assumed a $25,000 note payable to the Company's Vice Chairman, associated with the June 12, 1998 Energy Factors acquisition. The note bears interest at 10.8% per annum and interest totaled $2,000 for the year ended March 31, 1999.

See the acquisitions of related parties at Note 2.

NOTE 7 - INCOME TAXES

Income taxes for the years ended March 31, 1999 and 1998 differ from the amounts computed by applying the effective U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                                                             1999            1998
                                                          ---------       ---------
      Computed tax expense at the statutory rate          $(112,000)      $   4,000
      Increase (decrease) in taxes resulting from:
      State income taxes, net of federal tax benefit        (11,000)          1,000
      Effect of permanent differences, principally
        non-deductible goodwill                              47,000            --
      Deferred tax assets not recognized                     76,000          (5,000)
                                                          ---------       ---------

      Income tax expense                                  $    --         $    --
                                                          =========       =========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 7 - INCOME TAXES - (CONTINUED)

Temporary differences that give rise to deferred tax assets and liabilities are as follows:

                                                           1999       1998
                                                         --------   --------
       Deferred tax assets:
         Bad debts                                       $ 45,000   $ 13,000
         Inventories                                       54,000      2,000
         Deposits                                          32,000        -
         Net operating loss carryforwards                 294,000    294,000
                                                         --------   --------

       Gross deferred tax assets                          425,000    309,000

       Less: valuation allowance                        (371,000)  (295,000)
                                                         --------   --------

                                                         $ 54,000   $ 14,000
                                                         ========   ========
       Deferred tax liabilities:
         Depreciation                                    $ 54,000   $ 14,000
                                                         ========   ========

At March 31, 1999 and 1998, the Company has a tax net operating loss carryforward of approximately $750,000, to offset future taxable income. The tax net operating loss carryforwards begin to expire in 2007. Realization of any portion of the deferred tax assets is uncertain. Accordingly, a valuation allowance has been established for the full amount of the deferred tax asset.

In conjunction with the acquisitions, the Company acquired tax operating loss carryforwards of approximately $600,000. The use of pre-acquisition losses is subject to limitations imposed by the Internal Revenue Code. As a result, their tax operating loss carryforwards were assigned a fair value of $-0- at acquisition and are not included in the Company's net operating loss carryforwards.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2004. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 8 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 1999:

       YEAR ENDING MARCH 31,
       ---------------------
             2000                                                  $150,866
             2001                                                   118,711
             2002                                                    50,978
             2003                                                    49,318
             2004                                                    25,900
                                                                   --------

       Total minimum lease payments                                $395,773
                                                                   ========

Total rent expense for the years ended March 31, 1999 and 1998 was approximately $119,000 and $107,000, respectively.

EMPLOYMENT AGREEMENTS

In March 1999, the Company entered into Employment Agreements with certain members of management. Each employment agreement has a term of three years and are renewed automatically for successive periods of one year after their expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. In conjunction with the acquisition of Energy Factors in June 1998, the company entered into a three-year Employment Agreement with Energy Factors' former President, who is currently Vice Chairman of the Company. Annual salaries payable under these contracts amount to $550,000 plus an annual bonus at the discretion of the Board of Directors.

LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 1999 should have a material adverse impact on its financial condition or results of operations.

YEAR 2000 ISSUE

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company will not be fully determinable until the Year 2000 and thereafter. The Company has completed the installation of a new financial accounting software package and replaced or updated all of the hardware associated with the operations that could have had a material effect due to the Year 2000 issue. The Company is currently requesting that all suppliers supply certification statements that comply with the Year 2000 requirements. If the Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 9 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 1999 and 1998:

                                                      1999          1998
                                                   ----------     --------

       Notes payable collateralized by real
       property, due in monthly principal
       payments of $12,256 plus interest at
       a rate of 12% through October 2002,
       requiring a balloon payment due
       October 2002.                               $  839,276     $    -

       Note payable collateralized by certain
       equipment, due in monthly principal
       payments of $8,192 plus interest
       through February 2004, interest
       rate at prime (7.75% at March 31,
       1999) plus 2.25%.                              483,328          -

       Capitalized lease obligations for
       equipment, due in monthly principal
       and interest payments of approximately
       $7,499 through 2004.                           264,551       54,314

       Unsecured 10% notes payable due at
       April 30, 1999                                 125,000      225,000

       Unsecured 10% notes payable due at
       the closing of an IPO with interest.           125,000          -

       Other                                          198,881        8,587
                                                   ----------     --------
                                                    2,036,036      287,901
       Less current maturities                        643,243       28,927
                                                   ----------     --------
       Total                                       $1,392,793     $258,974
                                                   ==========     ========

At March 31, 1999, aggregate maturities of long-term obligations are as follows:

       YEAR ENDING MARCH 31,
       ---------------------
             2000                                          $  643,243
             2001                                             245,282
             2002                                             221,359
             2003                                             807,185
             2004                                             118,967
                                                          -----------

             Total                                         $2,036,036
                                                          ===========

In April 1998, the holders of unsecured 10% notes payable were issued common stock purchase warrants. No value was assigned to the warrants as the value was insignificant. Each stock warrant entitles the holder to purchase one (1) share of common stock for each $3 of principal amount lent at $1.50 per share. In March 1999, the note/warrant holders agreed to repayment of the notes upon the closing of the Company's initial public offering. The warrants expire December 31, 1999.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998


NOTE 10 - CREDIT LINES PAYABLE

In February 1999, the Company established a $2 million revolving credit facility scheduled to mature in February 2002. The credit available to the Company is based on a percentage of eligible accounts receivable and inventory. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000 (see Note 9). The credit available to the Company under this line was approximately $949,000 at March 31, 1999. The facility imposes no financial covenants. Minimum borrowing under the agreement is $1,000,000. The agreement places limitations on disposition of assets and debt funding to transactions within the normal course of business and restricts the payment of dividends to any shareholder of record of any class of Company stock during the term of the agreement. All borrowings accrue interest at prime (7.75% at March 31, 1999) plus 2.25% and are secured by all assets of the company except those of Becan and Discount. At March 31, 1999, the Company had borrowed $949,139 under this facility.

In November 1998, the Company established a $2.0 million revolving credit facility scheduled to mature in November 2001. The credit available to the Company is based on a percentage of eligible accounts receivable and inventory. The credit available to the company under this line was approximately $1,440,000 at March 31, 1999. The facility imposes no financial covenants. Minimum borrowing under the agreement is $1,000,000. The agreement places limitations on disposition of assets and debt funding to transactions within the normal course of business and restricts the payment of dividends to any shareholder of record of any class of Company stock during the term of the agreement. All borrowings accrue interest at prime (7.75% at March 31, 1999) plus 1.25% and are secured by all assets of Becan and Discount. At March 31, 1999, the Company had borrowed $1,439,590 under this facility.

The credit lines payable are included with current liabilities instead of long-term liabilities as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

NOTE 11 - SHAREHOLDERS' EQUITY

In August 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, a one-for-three reverse stock split of the common stock of the Company was effected.

In August 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, the Company established Series A Convertible Preferred Stock. The Series A Preferred was issued in conjunction with the Company's acquisition of Energy Factors. Terms associated with the issuance of the Series A Preferred are: (1) Shareholders are not entitled to receive dividends, (2) Liquidation preference of $5 per share over any junior stock, including common stock, (3) Automatic conversion to one share of common stock if the average closing price of the common stock for any five consecutive trading day period is $5 per share or more, and (4) Holders of Series A Preferred are entitled to the same voting rights as shareholders of common stock as a single class.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 11 - SHAREHOLDERS' EQUITY - (CONTINUED)

In September 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, the Company established Series B 6% Cumulative Convertible Preferred Stock. The Series B Cumulative Convertible Preferred Stock was issued for cash used in the operations of the Company. Terms associated with the issuance of Series B Preferred are: (1) Shareholders are entitled to receive dividends on each outstanding share at an annual rate of 6%, (2) Liquidation preference of $2.50 per share over any junior stock, including common stock, (3) Automatic conversion to one share of common stock if the average closing price of the common stock for any five consecutive trading day period is $5 per share or more, and (4) Holders of Series B Preferred have no voting rights.

NOTE 12 - STOCK OPTIONS

EMPLOYEE STOCK OPTION PLAN

The Company's Stock Option Plan ("SOP") was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and to enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. In March 1999, options were granted, under the SOP, to purchase 210,000 shares of common stock of the Company at $2.50 per share, vesting equally over a three year period from the date of grant.


OTHER TRANSACTIONS

In March 1999, the Company granted the Chairman options to purchase 500,000 shares of common stock at $2.50 per share, which is the fair value as determined by the Board of Directors. The options were granted in return for the guarantee of the credit lines payable by the Chairman, and vest equally over a three year period from the date of grant.

In conjunction with an acquisition, the Company issued options to purchase 200,000 shares at $9.00 per share (See Note 2).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 12 - STOCK OPTIONS - (CONTINUED)

The following table summarizes information about the aggregate stock option activity for the years ended March 31, 1999 and 1998:

                                                   1999                   1998
                                          --------------------    --------------------
                                                      WEIGHTED                WEIGHTED
                                                       AVERAGE                AVERAGE
                                            NUMBER    EXERCISE      NUMBER    EXERCISE
                                          OF SHARES     PRICE     OF SHARES    PRICE
                                          ---------   --------    ---------   --------
      Outstanding, beginning of year          --        $--            --        $--
      Granted                              910,000       3.93       600,000       .23
      Exercised                               --         --            --         --
      Expired                                 --         --         600,000       .23
                                          --------      -----      --------      ----
      Outstanding, end of year             910,000      $3.93          --        $--
                                          --------      =====      --------      ====

      Options vested, end of year             --        $--            --        $--
                                          ========      =====      ========      ====

The weighted average fair value of options granted during 1999 on granted options whose exercise price exceeds the market price of the stock on the grant date is $0.07. The weighted average fair value of options granted during 1999 on granted options whose exercise price is the market price of the stock on the grant date is $1.22.

The weighted average fair value of options granted during 1998 on granted options whose exercise price equals the market price of the stock on the grant date was immaterial. There were no granted options whose exercise price is less than the market price of the stock on the grant date in 1998.

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                          WEIGHTED
                                                           AVERAGE
                                                          REMAINING    WEIGHTED
                                                         CONTRACTUAL   AVERAGE
           RANGE OF                             NUMBER      LIFE      EXERCISE
         EXERCISE PRICES                     OUTSTANDING   (YEARS)      PRICE
       -------------------                   ----------- -----------  ---------
       Outstanding Shares
             $2.50                             710,000      4.66        $2.50
             $9.00                             200,000      4.25        $9.00

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 12 - STOCK OPTIONS - (CONTINUED)

The Company has adopted only the disclosure provision of SFAS No. 123, as it related to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following table:

                                                        1999       1998
                                                     ---------   --------
       Net earnings (loss):
         As reported                                 $(301,894)  $ 71,764
         Pro forma                                   $(330,000)  $ 71,764

       Net earnings (loss) per common share -
       basic and diluted:
         As reported                                    $(0.11)     $0.04
         Pro forma                                      $(0.12)     $0.04

The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1999: no dividend yields; expected volatility of 50%; risk free interest rates of 5.6%; and expected lives of 4.5 years. The weighted average fair value of options granted in 1999 is $.97.

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                                            1999        1998
                                                         ---------   ----------
       Numerator:
         Net earnings (loss)                            $ (299,359)  $   71,764
         Less:  preferred stock dividends                   (2,535)          -
                                                         ---------    ---------
                                                        $ (301,894)  $   71,764
                                                         =========    =========
       Denominator:
         For basic earnings per share - weighted and
           dilutive average shares                       2,865,190    1,701,074
         Effect of dilutive securities:
           Employee stock options                               -            -
           Series A Convertible Preferred Stock                 -            -
           Series B Cumulative Convertible
             Preferred Stock                                    -            -
                                                                -            -
                                                         ---------    ---------
         For diluted earnings per share                  2,865,190    1,701,071
                                                         =========    =========

       Net earnings (loss) per common share - Basic         $(0.11)       $0.04
       Net earnings (loss) per common share - Diluted       $(0.11)       $0.04

The effect of all dilutive securities for 1999 (see Notes 9, 11 and 12) were not included in the calculation of diluted net loss per share, as the effect would have been anti-dilutive. There were no dilutive securities in 1998.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 14 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base as of March 31, 1999. For the year ended March 31, 1999, one customer represented approximately 10.8% of revenues derived from distribution while three customers represented approximately 32% of revenues derived from manufacturing operations. No customers represented 10% or more of consolidated revenues as of March 31, 1999. For the year ended March 31, 1998, one customer represented 16% of revenues derived from distribution while four customers represented approximately 67% of revenues derived from manufacturing operations.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

NOTE 15 - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass-market stores, and direct marketing through radio, catalog sales and infomercials throughout the United States. The Company has two manufacturing facilities located in the greater Tampa Bay, Florida area and distribution centers located in Pittsburgh, Pennsylvania and Mandeville, Louisiana. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation.

The following table shows net sales, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 1999 and 1998.

                                                          1999        1998
                                                         -------     -------
                                                           (in thousands)

       Revenues
         Distribution                                    $31,982     $10,851
         Manufacturing                                     4,416       1,907
                                                         -------     -------
                                                          36,398      12,758

       Intersegment sales                                  2,750         -
                                                         -------     -------
       Total                                             $39,148     $12,758
                                                         =======     =======
       Gross profit
         Distribution                                    $ 1,737     $   428
         Manufacturing                                       997         518
                                                         -------     -------
       Total                                             $ 2,734     $   946
                                                         =======     =======

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             MARCH 31, 1999 AND 1998

NOTE 15 - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS - (CONTINUED)

                                                           1999        1998
                                                         -------      ------
                                                            (in thousands)
       Operating income (loss)
         Distribution                                    $    (5)     $   65
         Manufacturing                                      (119)         14
                                                         -------      ------
       Total                                             $  (124)     $   79
                                                         =======      ======

       Assets
         Distribution                                    $ 4,736      $1,641
         Manufacturing                                     4,618         874
         Corporate                                         1,187         -
                                                         -------      ------
       Total                                             $10,541      $2,515
                                                         =======      ======

                               REPORT OF MANAGEMENT

The management of Dynamic Health Products, Inc. is responsible for the preparation of the consolidated financial statements in accordance with generally accepted accounting principles and for the integrity and objectivity of all the financial data included in this annual report. In preparing the consolidated financial statements, management makes informed judgments and estimates as to the expected effects of events and transactions currently being reported.

To meet this responsibility, the Company maintains a system of internal accounting controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. The system includes policies and procedures, and reviews by officers of the Company.

The Board of Directors, through its Audit Committee, is responsible for determining that management fulfills its responsibility with respect to the Company's consolidated financial statements and the system of internal accounting controls. The Audit Committee meets periodically and, when appropriate, separately with representatives of the independent accountants and officers of the Company to monitor the activities of each.

Grant Thornton LLP, the independent accountants, have been selected by the Board of Directors to examine the Company's financial statements as of and for the year ended March 31, 1998. Their report appears herein.

Jugal K. Taneja                                 William L. LaGamba
Chairman Of The Board                           Chief Executive Officer

June 26, 1999

                                 EXHIBIT INDEX


EXHIBIT                            DESCRIPTION
-------                            -----------

3.7 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998.

3.8 Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999.

10.2 Employment Agreement between the Company and Paul Santostasi dated June 12, 1998.

10.3 Employment Agreement between the Company and Jugal K. Taneja dated March 15, 1999.

10.4 Employment Agreement between the Company and William L. LaGamba dated March 15, 1999.

10.5 Employment Agreement between the Company and Dr. Kotha S. Sekharam dated March 15, 1999.

10.6 Employment Agreement between the Company and Mihir Taneja dated March 15, 1999.

10.11 Loan And Security Agreement between Dynamic Health Products, Inc. and Innovative Health Products, Inc. and The CIT Group/Credit Finance, Inc. dated February 2, 1999.

10.12    Dynamic Health Products, Inc. 1999 Stock Option Plan.

10.13    Stock Option Agreement between Dynamic Health Products, Inc. and Jugal
         K. Taneja dated March 12, 1999.

21.1     Dynamic Health Products, Inc. - List of Subsidiaries.

27.1     Financial Data Schedule (for SEC use only).