Form 10QSB
period 1999-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 1999-08-16
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter Ended June 30, 1999

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  STATE OF FLORIDA                         34-1711778
           ------------------------------               ------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 13, 1999 was 3,535,224 (exclusive of Treasury Shares).


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,        MARCH 31,
                                                                       1999            1999
                                                                   ------------    ------------
                                                                   (Unaudited)       (Audited)
                         ASSETS
Current assets:
     Cash                                                          $    219,973    $    899,951
     Accounts receivable, net                                         2,945,394       2,535,274
     Inventories, net                                                 2,889,480       2,580,753
     Prepaid expenses and other current assets                          354,179         221,726
                                                                   ------------    ------------
Total current assets                                                  6,409,026       6,237,704
                                                                   ------------    ------------

Property, plant and equipment, at cost, net                           2,647,432       2,476,357

Intangible assets, net                                                1,745,169       1,769,153
Other assets                                                             65,657          57,619
                                                                   ------------    ------------
TOTAL ASSETS                                                       $ 10,867,284    $ 10,540,833
                                                                   ============    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                              $  3,304,394    $  2,495,648
     Accrued expenses                                                   387,586         371,556
     Current portion of long-term obligations                           515,642         643,243
     Credit lines payable                                             2,213,643       2,388,729
     Related party obligations                                           25,000          38,434
                                                                   ------------    ------------
Total current liabilities                                             6,446,265       5,937,610
                                                                   ------------    ------------

Long-term obligations, less current portion                           1,393,265       1,392,793
                                                                   ------------    ------------
TOTAL LIABILITIES                                                     7,839,530       7,330,403
                                                                   ------------    ------------

Commitments and contingencies                                              --              --

Shareholders' equity:
     Series A Convertible Preferred stock, $.01 par value;
       400,000 shares authorized; 310,000 shares issued
       and outstanding, at face value                                   775,000         775,000
     Series B 6% Cumulative Convertible Preferred stock,
       $.01 par value; 800,000 shares authorized;
       30,000 shares issued and outstanding, at face value               75,000          75,000
     Common stock, $.01 par value; 20,000,000 shares authorized;
       3,535,224 shares issued and outstanding                           35,352          35,352
     Additional paid-in capital                                       3,400,615       3,400,615
     Accumulated deficit                                             (1,258,313)     (1,076,537)
                                                                   ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                            3,027,654       3,210,430
                                                                   ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 10,867,184    $ 10,540,833
                                                                   ============    ============

            See notes to condensed consolidated financial statements


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          THREE MONTHS    THREE MONTHS
                                                              ENDED          ENDED
                                                          JUNE 30, 1999   JUNE 30, 1998
                                                          -------------   -------------
Revenues:
    Distribution                                          $ 12,612,329    $  5,830,575
    Manufacturing                                            1,306,068         914,544
                                                          ------------    ------------
TOTAL REVENUES                                              13,918,397       6,745,119
                                                          ------------    ------------
Cost of goods sold:
    Distribution                                            12,108,369       5,585,936
    Manufacturing                                            1,019,286         596,724
                                                          ------------    ------------
TOTAL OF COST OF GOODS SOLD                                 13,127,655       6,182,660
                                                          ------------    ------------
GROSS PROFIT:
    Distribution                                               503,960         244,639
    Manufacturing                                              286,782         317,820
                                                          ------------    ------------
TOTAL GROSS PROFIT                                             790,742         562,459
                                                          ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   971,725         308,051
                                                          ------------    ------------

OPERATING INCOME (LOSS) BEFORE OTHER INCOME AND EXPENSE       (180,983)        254,408

Other income (expense):
    Interest income                                              9,421           2,360
    Other income and expenses, net                             124,592           6,435
    Interest expense                                          (134,681)        (29,719)
                                                          ------------    ------------
TOTAL OTHER INCOME (EXPENSE)                                      (668)        (20,924)
                                                          ------------    ------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                    (181,651)        233,484

Income (loss) attributable to minority interest                   --            14,950
                                                          ------------    ------------

NET INCOME (LOSS) BEFORE INCOME TAXES                         (181,651)        218,534

Income tax provision (benefit)                                    --              --
                                                          ------------    ------------

NET INCOME (LOSS)                                             (181,651)        218,534

Preferred share dividends                                        1,125            --
                                                          ------------    ------------

NET INCOME (LOSS) AVAILABLE
    TO COMMON SHAREHOLDERS                                $   (182,776)   $    218,534
                                                          ============    ============

Basic income (loss) per share                                    (0.05)   $       0.12
                                                          ============    ============

Basic weighted number of common shares outstanding           3,535,224       1,833,674
                                                          ============    ============

Diluted income (loss) per share                           $      (0.04)   $       0.12
                                                          ============    ============

Diluted weighted number of common shares outstanding         4,785,224       1,889,474
                                                          ============    ============


            See notes to condensed consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                  THREE MONTHS       THREE MONTHS
                                                                      ENDED              ENDED
                                                                  JUNE 30, 1999      JUNE 30, 1998
                                                                  -------------      -------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                                              $(182,776)         $ 218,534

     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                                  98,212             22,498
        Minority interest                                                --               14,950
        Changes in operating assets and liabilities:
           Accounts receivable                                       (410,022)          (357,137)
           Inventory                                                 (308,727)           (87,843)
           Prepaid expenses and other current assets                 (132,453)            (8,094)
           Accounts payable                                           808,746           (230,050)
           Accrued expenses                                            16,030             71,934
                                                                    ---------          ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (110,990)          (355,208)
                                                                    ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease (increase) in other assets                               (8,038)             1,891
     Purchases of property and equipment                             (244,801)          (127,328)
     Decrease (increase) in intangible assets                            (500)            (1,225)
                                                                    ---------          ---------
NET CASH USED IN INVESTING ACTIVITIES                                (253,339)          (126,662)
                                                                    ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in revolving line of credit agreements               (175,086)              --
     Proceeds from issuance of long-term debt                         124,941            537,546
     Payments of long-term debt                                      (252,070)          (128,752)
     Payments of shareholder loans                                    (13,434)           (60,096)
     Distributions to stockholders, net                                  --              (48,407)
     Proceeds from issuance of common stock                              --               50,000
                                                                    ---------          ---------
Net cash provided by (used in) financing activities                  (315,649)           350,291
                                                                    ---------          ---------

NET INCREASE (DECREASE) IN CASH                                      (679,978)          (131,579)

CASH AT BEGINNING OF PERIOD                                           899,951            456,519
                                                                    ---------          ---------

CASH AT END OF PERIOD                                               $ 219,973          $ 324,940
                                                                    =========          =========

            See notes to condensed consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)

                                                             THREE MONTHS     THREE MONTHS
                                                                ENDED            ENDED
                                                             JUNE 30, 1999    JUNE 30, 1998
                                                            --------------    -------------
Supplemental cash flow information:
  Cash paid during the period for interest                  $  134,115         $   17,386

Supplemental schedule of non-cash financing activities:
  Capital lease obligations incurred for purchase of
   property and equipment                                   $  124,941         $   56,147


 Conversion of related party notes payable and
  accrued interest to common stock                          $       --         $   81,331


 Acquisition of Energy Factors, Inc. through
  issuance of 310,000 shares of preferred stock             $       --         $  775,000


 Acquisition of Becan Distributors, Inc. through
  issuance of 1,500,000 shares of common stock              $       --         $2,250,000

           See notes to condensed consolidated financial statements

Dynamic Health Products, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 1999

NOTE A-BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1999.

NOTE B-PRINCIPLES OF CONSOLIDATION

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

NOTE C-STOCKHOLDERS' EQUITY

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

RESULTS OF OPERATIONS

Three Months ended June 30, 1999 and June 30, 1998

      REVENUES. Total revenues increased $7,173,278, or 106.4%, to $13,918,397 for the three months ended June 30, 1999 as compared to $6,745,119 in the three months ended June 30, 1998. Distribution revenues increased $6,781,754, or 116.3%, to $12,612,329 for the three months ended June 30, 1999, as compared to $5,830,575 in the three months ended June 30, 1998. The increase was due to increased sales to existing customers and expansion of the customer base resulting from increased marketing efforts and acquisitions made during the period. Manufacturing revenues increased $391,524, or 29.9%, to $1,306,068 for the three months ended June 30, 1999, as compared to $914,544 in the corresponding period. The increase was primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products, and increased sales associated with the June 1998 acquisition of IHP.

      GROSS PROFIT. Total gross profit increased $228,283, or 40.6%, to $790,742 for the three months ended June 30, 1999, as compared to $562,459 in the three months ended June 30, 1998. Gross margin decreased to 5.7% for the three months ended June 30, 1999 from 8.3% in the corresponding period. Distribution gross profit increased $259,321, or 106%, to $503,960 for the three months ended June 30, 1999, as compared to $244,639 in the three months ended June 30, 1998 and the gross margin decreased to 4% for the three months ended June 30, 1999, from 4.2% in the corresponding period. The decrease was primarily attributable to an increase in the mix of sales, which yields a lower gross margin. Manufacturing gross profit decreased $31,038, or 9.8%, to $286,782 for the three months ended June 30, 1999, as compared to $317,820 in the corresponding period and the gross margin decreased to 21.9% for the three months ended June 30, 1999, from 34.7% in the corresponding period. The decrease was primarily attributable to a change in the mix of sales, which yields a lower gross margin.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $663,674, or 215.4%, to $971,725 for the three months ended June 30, 1999, as compared to $308,051 in the corresponding period. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with acquisitions made during fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 6.9% for the three months ended June 30, 1999 from 4.6% in the corresponding period.

      INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, increased $97,901 to $125,260 for the three months ended June 30, 1999, from $27,359 for the three months ended June 30, 1998. The increase was a result of greater borrowings to finance the purchase of additional machinery and equipment, to make necessary plant modifications, and for financing of additional working capital needs with the expansion of the Company's operations.

      INCOME TAXES. The Company has no income tax provision for the period presented due to the utilization of net operating losses not previously recognized. These net operating losses may be carried forward for up to 15 years. As such, the Company does not anticipate any liability for income taxes for the three months ended June 30, 1999 and 1998.

      Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 1999 and 1998. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations through available borrowings under its credit line facility, loans from within the Company, and the sale of equity securities issued by the Company. The Company had a working capital deficit of $37,239 at June 30, 1999, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital deficit of $658,584 at June 30, 1998.

      Net cash used in operating activities was ($110,990) for the three months ended June 30, 1999 as compared to net cash used in operating activities of ($355,208) for the three months ended June 30, 1998. The usage of cash is primarily attributable to an increase in accounts receivable ($410,022), as a result of increased sales by the Company during such period, and an increase in inventory ($308,727), an increase in prepaid expenses and other current assets ($132,453), partially offset by an increase in accounts payable $808,746, and an increase in accrued expenses $16,030. In conjunction with the installation of new manufacturing software in March and April 1999, the Company implemented additional procedural controls in accounts receivable and inventory procurement including requiring deposits from customers on new orders and the implementation of inventory cycle counts, which management expects will have positive cash effects in its operating activities.

      Net cash used in investing activities was ($253,339), representing the purchase of property and equipment, and plant modifications ($244,801), the acquisition of other assets ($8,038), and an increase in intangible assets ($500).

      Net cash used in financing activities was ($315,649), representing repayments of long-term debt ($252,070), repayments on lines of credit ($175,086), repayments of shareholder loans ($13,434), partially offset by proceeds from issuance of long-term debt $124,941.

      Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes in accounts receivable and inventory procurement, and possible acquisitions. In particular, if cash flows from operations and available credit facilities are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

      The Company has identified those systems and equipment in its operations that are considered to be critical to the Company's day to day operations. All of the Company's systems and equipment utilized in its operations was tested for Year 2000 compliance during February and March 1999, with approximately 95% of such systems and equipment being certified as Year 2000 compliant as of June 30, 1999. The Company is in the process of obtaining written assurances from its third-party software providers that the software used by the Company is Year 2000 compliant. In addition, the Company is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third parties with whom the Company conducts business. A lack of response or inadequate or inaccurate information from such third parties could materially affect the Company's assessment for Year 2000 readiness. Until assessments are completed, the Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

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

        None.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

      The following exhibits are filed with this report:

27.1  Financial Data Schedule (for SEC use only).

(b) REPORTS ON FORM 8-K.

      During the three months ended June 30, 1999, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DYNAMIC HEALTH PRODUCTS, INC.

Date: August 13, 1999              By: /s/WILLIAM L. LAGAMBA
                                       ---------------------
                                        William L. LaGamba
                                        Chief Executive Officer,
                                        Secretary, and Director

Date: August 13, 1999              By: /s/JUGAL K. TANEJA
                                       ---------------------
                                        Jugal K. Taneja
                                        Chairman of the Board,
                                        Chief Accounting Officer, and Director