Form 10QSB
period 1999-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 1999-11-15
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter Ended September 30, 1999

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            STATE OF FLORIDA                                    34-1711778
    -------------------------------                         -------------------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                         Identification No.)


 6950 BRYAN DAIRY ROAD, LARGO, FLORIDA                             33777
----------------------------------------                         ----------
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

The number of shares outstanding of the Issuer's common stock at $.01 par value as of November 12, 1999 was 3,535,224 (exclusive of Treasury Shares).

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       SEPTEMBER 30,          MARCH 31,
                                                                            1999                 1999
                                                                       -------------         ----------
                                                                        (UNAUDITED)           (AUDITED)
                 ASSETS
Current assets:
      Cash                                                              $    558,645        $    899,951
      Accounts receivable, net                                             3,175,213           2,535,274
      Inventories, net                                                     3,297,678           2,580,753
      Prepaid expenses and other current assets                              416,309             221,726
                                                                        ------------        ------------
Total current assets                                                       7,447,845           6,237,704
                                                                        ------------        ------------

Property, plant and equipment, at cost, net                                2,627,351           2,476,357

Intangible assets (primarily goodwill), net                                1,746,972           1,769,153
Other assets                                                                  84,885              57,619
                                                                        ------------        ------------
TOTAL ASSETS                                                            $ 11,907,053        $ 10,540,833
                                                                        ============        ============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                  $  3,988,804        $  2,495,648
      Accrued expenses                                                       776,023             371,556
      Current portion of long-term obligations                               409,162             643,243
      Credit lines payable                                                 2,272,320           2,388,729
      Obligations to related parties                                         191,500              38,434
                                                                        ------------        ------------
Total current liabilities                                                  7,637,809           5,937,610
                                                                        ------------        ------------

Long-term obligations, less current portion                                1,544,372           1,392,793
                                                                        ------------        ------------
TOTAL LIABILITIES                                                          9,182,181           7,330,403
                                                                        ------------        ------------

Commitments and contingencies                                                     --                  --

Shareholders' equity:
      Series A Convertible Preferred stock, $.01 par value;
        400,000 shares authorized; 310,000 shares issued
        and outstanding, at face value                                       775,000             775,000
      Series B 6% Cumulative Convertible Preferred stock,
        $.01 par value; 800,000 shares authorized;
        30,000 shares issued and outstanding, at face value                   75,000              75,000
      Common stock, $.01 par value; 20,000,000 shares authorized;
        3,535,224 shares issued and outstanding                               35,352              35,352
      Additional paid-in capital                                           3,398,365           3,400,615
      Accumulated deficit                                                 (1,558,845)         (1,075,537)
                                                                        ------------        ------------
TOTAL SHAREHOLDERS' EQUITY                                                 2,724,872           3,210,430
                                                                        ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 11,907,053        $ 10,540,833
                                                                        ============        ============



    See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                              THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                      --------------------------------        --------------------------------
                                                           1999                1998                1999                1998
                                                      ------------        ------------        ------------        ------------
Revenues:
     Distribution                                     $ 14,785,531        $  6,970,929        $ 27,391,242        $ 12,770,832
     Manufacturing                                       1,160,484           1,144,279           2,466,533           2,058,823
                                                      ------------        ------------        ------------        ------------
TOTAL REVENUES                                          15,946,015           8,115,208          29,857,775          14,829,655
                                                      ------------        ------------        ------------        ------------

Cost of goods sold:
     Distribution                                       14,102,688           6,708,545          26,211,054          12,265,275
     Manufacturing                                         891,885             985,588           1,911,171           1,582,312
                                                      ------------        ------------        ------------        ------------
TOTAL COST OF GOODS SOLD                                14,994,573           7,694,133          28,122,225          13,847,587
                                                      ------------        ------------        ------------        ------------

GROSS PROFIT:
     Distribution                                          682,843             262,384           1,180,188             505,557
     Manufacturing                                         268,599             158,691             555,362             476,511
                                                      ------------        ------------        ------------        ------------
TOTAL GROSS PROFIT                                         951,442             421,075           1,735,550             982,068
                                                      ------------        ------------        ------------        ------------

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                             1,128,989             617,905           2,100,016             924,409
                                                      ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS) BEFORE
     OTHER INCOME AND EXPENSE                             (177,547)           (196,830)           (364,466)             57,659

Other income (expense):
     Interest income                                         8,114               3,184              19,544               6,443
     Other income and expenses, net                         13,518              94,978             144,046             101,332
     Interest expense                                     (145,741)            (98,293)           (282,432)           (128,912)
                                                      ------------        ------------        ------------        ------------
TOTAL OTHER INCOME (EXPENSE)                              (124,109)               (131)           (118,842)            (21,137)
                                                      ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE MINORITY
     INTEREST AND INCOME TAXES                            (301,656)           (196,961)           (483,308)             36,522

(Income) loss attributable to minority interest                 --              14,950                  --              14,950
                                                      ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                         (301,656)           (211,911)           (483,308)             21,572

Income taxes                                                    --                  --                  --                  --
                                                      ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                         (301,656)           (211,911)           (483,308)             21,572

Preferred stock dividends                                    1,125                 400               2,250                 400
                                                      ------------        ------------        ------------        ------------

NET INCOME (LOSS) AVAILABLE
     TO COMMON SHAREHOLDERS                           $   (302,781)       $   (212,311)       $   (485,558)       $     21,172
                                                      ============        ============        ============        ============

Basic income (loss) per share                         $      (0.09)       $      (0.08)       $      (0.14)       $       0.01
                                                      ============        ============        ============        ============

Basic weighted number of
     common shares outstanding                           3,535,224           2,814,955           3,535,224           2,014,534
                                                      ============        ============        ============        ============

Diluted income (loss) per share                       $      (0.09)       $      (0.08)       $      (0.14)       $       0.01
                                                      ============        ============        ============        ============

Diluted weighted number of
     common shares outstanding                           3,535,224           2,814,955           3,535,224           2,200,927
                                                      ============        ============        ============        ============


See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                     1999               1998
                                                              ----------------   ----------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      Net income (loss)                                         $  (483,308)       $    36,522

      Adjustments to reconcile net income (loss) to net
        cash from operating activities:
           Depreciation and amortization                            197,953             84,779
           Gain on involuntary conversion of property                    --            (81,192)
           Minority interest                                             --            (14,950)
           Changes in operating assets and liabilities:
                Accounts receivable                                (639,939)          (466,257)
                Inventory                                          (716,925)          (274,770)
                Prepaid expenses and other current assets          (194,583)           (74,020)
                Accounts payable                                  1,493,156           (655,480)
                Accrued expenses                                    402,217            103,119
                                                                -----------        -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  58,571         (1,342,249)
                                                                -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                          (298,007)          (159,946)
      Proceeds from involuntary conversion of property                   --             99,100
      Decrease (increase) in intangible assets                      (28,758)            (6,544)
      Decrease (increase) in other assets                           (27,266)           (64,672)
                                                                -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                              (354,031)          (132,062)
                                                                -----------        -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in revolving line of credit agreements            (116,409)           445,000
      Proceeds from issuance of long-term obligations             1,048,043            132,219
      Payments of long-term obligations                          (1,130,546)          (237,952)
      Proceeds from issuance of shareholder loans                   166,500            223,000
      Payments of shareholder loans                                 (13,434)           (60,096)
      Distributions to shareholders                                      --            (48,407)
      Proceeds from issuance of common stock                             --            550,000
      Proceeds from issuance of preferred stock                          --             50,000
                                                                -----------        -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 (45,846)         1,053,764
                                                                -----------        -----------


NET INCREASE (DECREASE) IN CASH                                    (341,306)          (420,547)


CASH AT BEGINNING OF PERIOD                                         899,951            456,520
                                                                -----------        -----------


CASH AT END OF PERIOD                                           $   558,645        $    35,973
                                                                ===========        ===========



    See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                              CONTINUED (UNAUDITED)


                                                                  SIX MONTHS ENDED      SIX MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                       1999                  1998
                                                                  ----------------      ----------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                      $  276,379            $  103,979
     Cash paid during the period for income taxes                  $       --            $       --

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
       property and equipment                                      $  124,941            $   56,147

     Conversion of related party notes payable and
       accrued interest to common stock                            $       --            $   81,331

     Acquisition of Energy Factors, Inc. through
       issuance of 310,000 shares of preferred stock               $       --            $  775,000

     Acquisition of Becan Distributors, Inc. through
       issuance of 1,500,000 shares of common stock                $       --            $2,250,000

     Acquisition of J.Labs, Inc. through
       issuance of 100,000 shares of common stock                  $       --            $  150,000


     See accompanying notes to condensed consolidated financial statements.

Dynamic Health Products, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 30, 1999

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1999.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of Dynamic Health Products, Inc. and its subsidiaries, Innovative Health Products, Inc., Becan Distributors, Inc. and its subsidiary Discount Rx, Inc., Incredible Products of Florida, Inc., Dynamic Life, Inc., J.Labs, Inc., and Herbal Health Products, Inc. (collectively the "Company"). All intercompany balances and transactions have been eliminated.

NOTE C-RELATED PARTY OBLIGATIONS

         In August and September 1999, the Company issued promissory notes payable to the Chairman of the Board of the Company totaling $156,500. The notes bear interest at 10% per annum, and are payable on demand.

NOTE D-LONG-TERM OBLIGATIONS

         On September 13, 1999, the Company established a loan with GE Capital Small Business Finance Corporation. The principal amount of the note is $880,000. The note bears interest at the lowest Prime Rate as published in the Wall Street Journal (based on the prime rate in effect on the first business day of the month in which a change occurs) plus 2.25% per annum.

         The term of the note is 25 years and one month from the date of the note, payable in equal monthly installments of principal and interest. The note is secured by a mortgage on the Company's land and building in Largo, Florida. The note is also secured by personal guarantee from the Company's Chairman of the Board. Proceeds from the note were used to satisfy all outstanding mortgages on the property and for payment of loan costs associated with the note.

NOTE E-STOCKHOLDERS' EQUITY

         Basic earnings (loss) per common share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents.

NOTE F-PENDING SALE OF SUBSIDIARY

         On September 3, 1999, the Board of Directors of the Company unanimously agreed that it would be in the best interest of the Company and its shareholders to enter into an Agreement And Plan of Reorganization with Nutriceuticals.com Corporation ("Nutriceuticals") to sell all of the shares of capital stock of Becan Distributors, Inc. ("Becan"), a wholly-owned subsidiary of the Company, to Nutriceuticals, to further certain of its business objectives, including without limitation, providing additional working capital to the Company. The Company agreed to exchange all of the issued and outstanding shares of stock of Becan to Nutriceuticals for $2,000,000 in cash and 4,000,000 shares of voting common stock, $.001 par value, of Nutriceuticals. The number of shares of Nutriceuticals common stock shall be reduced by 50% after the effective time of a one-for-two reverse split of the common stock of Nutriceuticals. The closing is subject to the success of a secondary public offering of Nutriceuticals common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives its revenues from developing, manufacturing and wholesaling a wide variety of non-prescription nutritional supplements, and health and beauty care products, and distributing and wholesaling prescription pharmaceuticals. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits.

         Cost of goods sold is comprised of direct personnel compensation, statutory and other benefits associated with such personnel and other direct manufacturing and material product costs. Cost of goods sold also includes indirect costs relating to labor to support the warehousing of production and manufacturing overhead. Research and development expenses are charged against cost of goods sold as incurred, and are not material to the Company's operations. Selling, general and administrative costs include administrative, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

         The Company acquired Becan Distributors, Inc. on June 26, 1998. The merger was accounted for as a combination of entities under common control and treated as if a "pooling of interests". The financial statements have been retroactively restated, for all periods presented, to include the results of operations for Becan.

RESULTS OF OPERATIONS

Three Months and Six Months ended September 30, 1999 and September 30, 1998

         REVENUES. Total revenues increased $7,830,807, or 96.5%, to $15,946,015 and $15,028,120, or 101.3%, to $29,857,775 respectively, for the three months and six months ended September 30, 1999, as compared to the three months and six months ended September 30, 1998. Distribution revenues increased $7,814,602, or 112.1%, to $14,785,531 and $14,620,410, or 114.5%, to $27,391,242 respectively, for the three months and six months ended September 30, 1999, as compared to the corresponding period. The increase was primarily due to increased sales to existing customers and expansion of the customer base resulting from increased marketing efforts, and the June 1998 purchase of Innovative Health Products, Inc. ("Innovative"). Manufacturing revenues increased $16,205, or 1.4%, to $1,160,484 and $407,710, or 19.8%, to $2,466,533 respectively, for the three months and six months ended September 30, 1999, as compared to the corresponding period. The increase was primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

         GROSS PROFIT. Total gross profit increased $530,367, or 126.0%, to $951,442 and $753,482, or 76.7%, to $1,735,550 respectively, for the three months and six months ended September 30, 1999, as compared to the three months and six months ended September 30, 1998. The total gross margin increased to 6.0% for the three months ended September 30, 1999, from 5.2% in the corresponding period. For the six months ended September 30, 1999, total gross margin decreased to 5.8%, from 6.6% in the corresponding period. Distribution gross profit increased $420,459, or 160.3%, to $682,843 and

$674,631, or 133.4%, to $1,180,188 respectively, for the three months and six months ended September 30, 1999, as compared to the corresponding period. The gross margin from distribution increased to 4.6% and 4.3% for the three and six months ended September 30, 1999, from 3.8% and 4.0% in the corresponding periods. Manufacturing gross profit increased $109,908, or 69.3%, to $268,599 and $78,851, or 16.6%, to $555,362 respectively, for the three months and six months ended September 30, 1999, as compared to the corresponding period. The gross margin from manufacturing increased to 23.2% for the three months ended September 30, 1999, from 13.9% in the corresponding period. For the six months ended September 30, 1999, the gross margin from manufacturing decreased to 22.5%, from 23.1% in the corresponding period. The variation in gross margins for the periods presented was primarily attributable to changes in the mix of sales.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $511,084, or 82.7%, to $1,128,989 and $1,175,607, or 127.2%, to $2,100,016
respectively, for the three months and six months ended September 30, 1999, as compared to the corresponding period. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with acquisitions made during fiscal 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 7.6% for the three months ended September 30, 1998, to 7.1% for the three months ended September 30, 1999 and increased to 7.0% for the six months ended September 30, 1999, from 6.2% for the six months ended September 30, 1998.

         INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, increased $42,518 to $137,627 for the three months ended September 30, 1999, from $95,109 for the three months ended September 30, 1998. For the six months ended September 30, 1999, interest expense, net of interest income increased $140,419 to $262,888, from $122,469 in the corresponding period. The increase was a result of greater borrowings to finance the purchase of additional machinery and equipment, to make necessary plant modifications, and for financing of additional working capital needs with the expansion of the Company's operations.

         INCOME TAXES. The Company has no income tax provision for the periods presented due to the utilization of net operating losses not previously recognized. These net operating losses may be carried forward for up to 15 years. As such, the Company does not anticipate any liability for income taxes for the six months ended September 30, 1999 and 1998.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the six months ended September 30, 1999 and 1998. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, and the sale of equity securities issued by the Company. The Company had a working capital deficit of $189,964 at September 30, 1999, inclusive of current portion of long-term obligations and credit facilities.

         Net cash provided by operating activities was $58,571 for the six months ended September 30, 1999, as compared to net cash used in operating activities of ($1,342,249) for the six months ended September 30, 1998. Cash provided by operating activities was attributable to an increase in accounts payable $1,493,156, and increase in accrued expenses $402,217, partially offset by an increase in accounts receivable ($639,939), as a result of increased sales by the Company during such period, an increase in inventory ($716,925), and an increase in prepaid expenses and other current assets ($194,583).

         Net cash used in investing activities was ($354,031), representing the purchase of property and equipment, and plant modifications ($298,007), an increase in intangible assets ($28,758), and an increase in of other assets ($27,266).

         Net cash used in financing activities was ($45,846), representing repayments on lines of credit ($116,409), repayments of long-term obligations ($1,130,546), repayments of shareholder loans ($13,434), partially offset by proceeds from issuance of long-term obligations $1,048,043, and proceeds from issuance of shareholder loans $166,500.

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

         In May 1999, the Company formed Dynamic Life, Inc., a Florida Corporation, as a wholly-owned subsidiary of the Company. Dynamic Life, Inc. was formed to be the successor to Incredible Products of Florida, Inc., a subsidiary of the Company. Its business operations commenced on July 1, 1999, at which time all of the former assets, liabilities and business operations of Incredible Products of Florida, Inc. were transferred to Dynamic Life, Inc..

         On September 13, 1999, the Company established a loan with GE Capital Small Business Finance Corporation. The principal amount of the note is $880,000. The note bears interest at the lowest Prime Rate as published in the Wall Street Journal (based on the prime rate in effect on the first business day of the month in which a change occurs) plus 2.25% per annum.

         The term of the note is 25 years and one month from the date of the note, payable in equal monthly installments of principal and interest. The note is secured by a mortgage on the Company's land and building in Largo, Florida. The note is also secured by personal guarantee from the Company's Chairman of the Board. Proceeds from the note were used to satisfy all outstanding mortgages on the property and for payment of loan costs associated with the note.

         In September 1999, Innovative Health Products, Inc., a wholly-owned subsidiary of the Company, transferred its land and building in Largo, Florida to the Company at net book value, which management believes approximated fair market value on the date of transfer, based upon a recent independent appraisal of the property. In conjunction with the transfer, the Company satisfied all outstanding mortgages on the premises upon its refinancing through GE Capital Small Business Finance Corporation. In addition, approximately $430,000 of Innovative's obligations to the Company were extinguished, which represented the difference between net book value and amounts outstanding under existing mortgages prior to the transfer.

         On September 3, 1999, the Board of Directors of the Company unanimously agreed that it would be in the best interest of the Company and its shareholders to enter into an Agreement And Plan of Reorganization with Nutriceuticals.com Corporation ("Nutriceuticals") to sell all of the shares of capital stock of Becan Distributors, Inc., a wholly-owned subsidiary of the Company, to Nutriceuticals, to further certain of its business objectives, including without limitation, providing additional working capital to the Company.

         On September 8, 1999, the Company entered into such agreement, whereby the Company agreed to exchange all of the issued and outstanding shares of stock of Becanto Nutriceuticals for $2,000,000 in cash and 4,000,000 shares of voting common stock, $.001 par value, of Nutriceuticals. Additional consideration of 2,000,000 shares of common stock, $.001 par value, of Nutriceuticals, which shares shall be placed in escrow pursuant to an escrow agreement, and which shares would be issuable at a future date to the Company upon the attainment by Becan of certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. The number of shares of Nutriceuticals common stock shall be reduced by 50% after the effective time of a one-for-two reverse split of the common stock of Nutriceuticals. The closing is subject to the success of a secondary public offering of Nutriceuticals common stock. The number of shares of Nutriceuticals common stock to be issued by Nutriceuticals in consideration of the shares of Becan common stock was determined based upon the relative estimated value of each of the companies. In addition, on October 4, 1999, the Company entered into a Third Party Pledge Agreement with First Community Bank of America, which provides a security interest and collateral, in the form of the Company's Certificate of Deposit with First Community Bank of America, in the amount of $500,000, as collateral for a Line of Credit Agreement executed by and for the benefit of Nutriceuticals.

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

         The Company has identified those systems and equipment in its operations that are considered to be critical to the Company's day to day operations. All of the Company's systems and equipment utilized in its operations was tested for Year 2000 compliance during February and March 1999, with approximately 95% of such systems and equipment being certified as Year 2000 compliant as of September 30, 1999. The Company is in the process of obtaining written assurances from its third-party software providers that the software used by the Company is Year 2000 compliant. In addition, the Company is actively seeking assurances of Year 2000 compliance from each of its key suppliers, customers and other third parties with whom the Company conducts business. A lack of response or inadequate or inaccurate information from such third parties could materially affect the Company's assessment for Year 2000 readiness. Until assessments are completed, the Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

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

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement And Plan Of Reorganization by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. dated September 8, 1999.
         (1)

3.1      Articles of Incorporation of Dynamic Life, Inc., filed May 6, 1999.

10.1 Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999.

10.2 Third Party Pledge Agreement in favor of First Community Bank of America from the Company, dated October 4, 1999.

27.1     Financial Data Schedule (for SEC use only).

              (1) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14, 1999, file number 0-23031, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         During the six months ended September 30, 1999, the Company filed two reports on Form 8-K.

         Form 8-K dated April 29, 1999, with respect to a change in the Company's certifying accountants to Grant Thornton LLP, for the fiscal year ended March 31, 1999.

         Form 8-K dated September 14, 1999, with respect to the Company entering into an Agreement and Plan of Reorganization on September 8, 1999, to sell all of the shares of capital stock of Becan Distributors, Inc., a wholly-owned subsidiary of the Company, to Nutriceuticals.com Corporation.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DYNAMIC HEALTH PRODUCTS, INC.

Date: November 12, 1999                         By: /s/ WILLIAM L. LAGAMBA
                                                    ----------------------------
                                                William L. LaGamba
                                                Chief Executive Officer,
                                                Secretary, and Director

Date: November 12, 1999                         By: /s/ CAROL DORE-FALCONE
                                                    ----------------------------
                                                Carol Dore-Falcone
                                                Chief Financial Officer and
                                                Vice President

                                 EXHIBIT INDEX


EXHIBIT                           DESCRIPTION
-------                           -----------
 3.1     Articles of Incorporation of Dynamic Life, Inc., filed May 6, 1999.

10.1 Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999.

10.2 Third Party Pledge Agreement in favor of First Community Bank of America from the Company, dated October 4, 1999.

27.1     Financial Data Schedule (for SEC use only).