Form 10QSB
period 1999-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2000-05-24
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB



                [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended December 31, 1999

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of May 19, 2000 was 2,917,224 (exclusive of Treasury Shares).

                         PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,                 March 31,
                                                                                          1999                        1999
                                                                                   -------------------         -------------------
                                                                                        (Unaudited)                  (Audited)

                  ASSETS
Current assets:
       Cash and cash equivalents                                                   $         2,675,657         $           899,951
       Accounts receivable, net                                                                899,760                   2,535,274
       Inventories, net                                                                      1,606,513                   2,580,753
       Due from affiliates                                                                      63,976                           -
       Prepaid expenses and other current assets                                               457,562                     221,726
                                                                                   -------------------         -------------------
Total current assets                                                                         5,703,468                   6,237,704
                                                                                   -------------------         -------------------

Property, plant and equipment, at cost, net                                                  2,759,447                   2,476,357

Intangible assets (primarily goodwill), net                                                  1,047,383                   1,769,153
Investment in unconsolidated affiliate                                                       8,968,531                           -
Other assets                                                                                    78,962                      57,619
                                                                                   -------------------         -------------------
Total assets                                                                       $        18,557,791         $        10,540,833
                                                                                   ===================         ===================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $          1,096,589        $          2,495,648
       Accrued expenses                                                                        440,077                     371,556
       Accrued income taxes                                                                    540,050                           -
       Current portion of long-term obligations                                                328,931                     643,243
       Credit lines payable                                                                  1,604,557                   2,388,729
       Obligations to affiliates                                                                 2,468                           -
       Obligations to related parties                                                           25,000                      38,434
                                                                                   -------------------         -------------------
Total current liabilities                                                                    4,037,672                   5,937,610
                                                                                   -------------------         -------------------

Deferred income taxes                                                                        3,424,417                           -
Long-term obligations, less current portion                                                  1,508,436                   1,392,793
                                                                                   -------------------         -------------------
Total liabilities                                                                            8,970,525                   7,330,403
                                                                                   -------------------         -------------------

Commitments and contingencies

Shareholders' equity:
       Series A Convertible Preferred stock, $.01 par value;
         400,000 shares authorized; 310,000 shares issued
         and outstanding, at face value                                                        775,000                     775,000
       Series B 6% Cumulative Convertible Preferred stock,
         $.01 par value; 800,000 shares authorized;
         30,000 shares issued and outstanding, at face value                                    75,000                      75,000
       Common stock, $.01 par value; 20,000,000 shares authorized;
         3,535,224 shares issued and outstanding                                                35,352                      35,352
       Additional paid-in capital                                                            3,397,240                   3,400,615
       Retained earnings (accumulated deficit)                                               5,304,674                  (1,075,537)
                                                                                   -------------------         -------------------
Total shareholders' equity                                                                   9,587,266                   3,210,430
                                                                                   -------------------         -------------------
Total liabilities and shareholders' equity                                         $        18,557,791         $        10,540,833
                                                                                   ===================         ===================


     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                               Three Months Ended                           Nine Months Ended
                                                                    December 31,                               December 31,
                                                  -------------------------------------------      --------------------------------
                                                       1999                   1998                  1999                 1998
                                                  ---------------      -----------------      ------------------   ----------------
Revenues:
     Distribution                                 $     7,716,038      $      10,347,440      $     35,106,904     $     23,143,938
     Manufacturing                                      1,749,760              1,083,935             4,222,215            3,142,759
                                                  ---------------      -----------------      ------------------   ----------------
Total revenues                                          9,465,798             11,431,375            39,329,119           26,286,697
                                                  ---------------      -----------------      ------------------   ----------------
Cost of goods sold:
     Distribution                                       7,325,831              9,754,971            33,542,292           22,045,925
     Manufacturing                                      1,059,181              1,017,009             2,970,353            2,599,321
                                                  ---------------      -----------------      ------------------   ----------------
Total cost of goods sold                                8,385,012             10,771,980            36,512,645           24,645,246
                                                  ---------------      -----------------      ------------------   ----------------

Gross profit:
     Distribution                                         390,207                592,469             1,564,612            1,098,013
     Manufacturing                                        690,579                 66,926             1,251,862              543,438
                                                  ---------------      -----------------      ------------------   ----------------
Total gross profit                                      1,080,786                659,395             2,816,474            1,641,451
                                                  ---------------      -----------------      ------------------   ----------------

Selling, general and
     administrative expenses                            1,012,805                881,590             3,112,539            1,805,988
                                                  ---------------      -----------------      ------------------   ----------------

Operating income (loss) before
     other income and expense                              67,981               (222,195)             (296,065)            (164,537)

Other income (expense):
     Interest income                                       20,735                  1,495                40,335                7,939
     Other income and expenses, net                       (38,929)                 7,467               104,640              108,800
     Gain on sale of subsidiary                        10,877,295                      -            10,877,295                    -
     Gain on transfer of equity securities                151,808                      -               151,808                    -
     Equity in loss of affiliated companies              (118,904)                     -              (118,904)                   -
     Interest expense                                    (132,000)              (111,629)             (414,431)            (240,541)
                                                  ---------------      -----------------      ------------------   ----------------
Total other income (expense)                           10,760,005               (102,667)           10,640,743             (123,802)
                                                  ---------------      -----------------      ------------------   ----------------

Income (loss) before minority
     interest and income taxes                         10,827,986               (324,862)           10,344,678             (288,339)

(Income) loss attributable to minority interest                 -                 14,950                     -               14,950
                                                  ---------------      -----------------      ------------------   ----------------

Income (loss) before income taxes                      10,827,986               (339,812)           10,344,678             (303,289)

Income taxes                                            3,964,467                      -             3,964,467                    -
                                                  ---------------      -----------------      ------------------   ----------------

Net income (loss)                                       6,863,519               (339,812)            6,380,211             (303,289)

Preferred stock dividends                                   1,125                  1,142                 3,375                1,542
                                                  ---------------      -----------------      ------------------   ----------------

Net income (loss) available
     to common shareholders                       $     6,862,394      $        (340,954)     $      6,376,836     $       (304,831)
                                                  ===============      =================      ==================   ================

Basic income (loss) per share                     $          1.94      $           (0.11)     $           1.80     $          (0.13)
                                                  ===============      =================      ==================   ================

Basic weighted number of
     common shares outstanding                          3,535,224              3,075,482             3,535,224            2,352,238
                                                  ===============      =================      ==================   ================

Diluted income (loss) per share                   $          1.94      $           (0.11)     $           1.80     $          (0.13)
                                                  ===============      =================      ==================   ================
Diluted weighted number of
     common shares outstanding                          3,535,224              3,075,482             3,535,224            2,352,238
                                                  ===============      =================      ==================   ================


See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 Nine Months Ended          Nine Months Ended
                                                                                    December 31,               December 31,
                                                                                        1999                       1998
                                                                                 -----------------         ------------------
Cash flows provided by (used in) operating activities:
      Net income (loss)                                                         $          6,380,211    $         (288,339)
      Adjustments to reconcile net income (loss) to net
        cash from operating activities:
           Depreciation and amortization                                                     293,271               156,470
           Gain on involuntary conversion of property                                              -               (81,192)
           Gain on sale of Becan                                                         (10,877,295)                    -
           Gain on transfer of equity securities                                            (151,808)                    -
           Minority interest                                                                       -               (14,950)
           Changes in operating assets and liabilities:
                Accounts receivable                                                        1,635,514            (1,162,138)
                Inventory                                                                    974,240              (979,501)
                Prepaid expenses and other current assets                                   (299,812)              (74,455)
                Decrease (increase) in other assets                                          (21,343)                7,831
                Accounts payable                                                          (1,399,059)              742,646
                Accrued expenses                                                              84,633              (600,857)
                Accrued income taxes                                                         540,050                     -
                Deferred income taxes                                                      3,424,417                     -
                                                                                --------------------     -----------------
Net cash provided by (used in) operating activities                                          583,019            (2,294,485)
                                                                                --------------------     -----------------

Cash flows from investing activities:
      Purchases of property and equipment                                                   (309,536)             (214,858)
      Proceeds from involuntary conversion of property                                             -                99,100
      Decrease (increase) in intangible assets                                               708,299               (25,767)
      Net book value of assets sold                                                         (209,800)                    -
      Cash paid for acquisitions, net                                                              -               (18,309)
      Proceeds from sale of Becan                                                          2,000,000                     -
                                                                                --------------------     -----------------
Net cash provided by (used in) investing activities                                        2,188,963              (159,834)
                                                                                --------------------     -----------------

Cash flows from financing activities:
      Net change in revolving line of credit agreements                                     (784,172)            1,780,577
      Proceeds from issuance of long-term obligations                                      1,137,573               178,950
      Payments of long-term obligations                                                   (1,336,243)             (392,222)
      Proceeds from issuance of shareholder loans                                            166,500               270,153
      Payments of shareholder loans                                                         (179,934)              (60,096)
      Distributions to shareholders                                                                -               (48,407)
      Proceeds from issuance of common stock                                                       -               550,000
      Proceeds from issuance of preferred stock                                                    -                75,000
                                                                                --------------------     -----------------
Net cash provided by (used in) financing activities                                         (996,276)            2,353,955
                                                                                --------------------     -----------------


Net increase (decrease) in cash                                                            1,775,706              (100,364)


Cash at beginning of period                                                                  899,951               453,829
                                                                                --------------------     -----------------


Cash at end of period                                                            $         2,675,657     $         353,465
                                                                                ====================     =================

    See accompanying notes to condensed consolidated financial statements.

             DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                         CONTINUED (UNAUDITED)

                                                                            Nine Months Ended          Nine Months Ended
                                                                               December 31,               December 31,
                                                                                   1999                       1998
                                                                           --------------------        -----------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                            $        432,735            $          221,026
     Cash paid during the period for income taxes                        $              -            $                -

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
       property and equipment                                            $        124,941            $          109,487

     Conversion of related party notes payable and
       accrued interest to common stock                                  $              -            $           81,331

     Acquisition of Energy Factors, Inc. through
       issuance of 310,000 shares of preferred stock                     $              -            $          775,000

     Acquisition of Becan Distributors, Inc. through
       issuance of 1,500,000 shares of common stock                      $              -            $        2,250,000

     Acquisition of J.Labs, Inc. through
       issuance of 100,000 shares of common stock                        $              -            $          150,000

     Acquisition of assets through
       issuance of 32,243 shares of common stock                         $              -            $           80,607

     Transfer of equity securities in settlement of
       other liabilities payable                                         $        807,000            $                -



 See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998


NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 1999.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of Dynamic Health Products, Inc. and its subsidiaries, Innovative Health Products, Inc., Becan Distributors, Inc. and its subsidiary Discount Rx, Inc., Incredible Products of Florida, Inc., Dynamic Life, Inc., J.Labs, Inc., Herbal Health Products, Inc., Today's Drug, Inc., and Dynamic Financials Corporation (collectively the "Company"). All intercompany balances and transactions have been eliminated.

         Investments in affiliates where control does not exist and where ownership is between 20 percent to 50 percent are accounted for in accordance with the equity method.

NOTE C-SALE OF SUBSIDIARY

         On November 26, 1999, pursuant to an Agreement And Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc. ("DrugMax"), formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan"), a wholly-owned subsidiary of the Company, to DrugMax, to further certain of its business objectives, including without limitation, providing additional working capital to the Company. The Company received 2,000,000 shares of restricted common stock of DrugMax (with an estimated fair value of $9.00 per share) and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan.


NOTE D-INVESTMENT IN UNCONSOLIDATED AFFILIATE

         Investments in net assets of affiliated companies accounted for under the equity method amounted to $8,968,531 at December 31, 1999.

         The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below:


                                                            Nine Months Ended
                                                            December 31, 1999
                                                            -----------------
Condensed Income Statement Information:
Net sales                                                     $  7,221,279
Gross profit                                                       81,717
Net loss                                                         (719,989)

Condensed Balance Sheet Information:
Current assets                                                 15,108,965
Non-current assets                                             19,824,902
Current liabilities                                             5,717,328
Non-current liabilities                                                 -
Net worth                                                      29,216,539


         On December 3, 1999, the Company transferred 134,500 shares of its investment in DrugMax.com, Inc. to certain creditors in satisfaction of $807,000 of its obligations and recorded a gain of $151,808 related to the transfer.

NOTE E-RELATED PARTY OBLIGATIONS

         In August and September 1999, the Company issued promissory notes payable to the Chairman of the Board of the Company totaling $156,500, which notes were repaid in December 1999. Interest on these notes accrued at a rate of 10% per annum and totaled $4,299.

NOTE F-INCOME TAXES

         The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable at the date of the financial statements as a result of all events that have been recognized in the financial statements and as measured by the provisions of enacted tax laws.

         The Company has deferred tax liabilities in the amount of $3,424,417, at December 31, 1999, as a result of the differences arising between book and tax basis of the sale of the Company's wholly-owned subsidiary Becan Distributors, Inc. on November 26, 1999. For book purposes, the sale was recorded at a gain of approximately $10.8 million, whereas for tax purposes the recognized gain was approximately $2 million and the deferred tax gain was approximately $18 million. The deferred tax liability is the difference between taxes as calculated on the book gain and taxes as calculated for income tax purposes on the recognized gain.

NOTE G-LONG-TERM OBLIGATIONS

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

NOTE H-STOCKHOLDERS' EQUITY

         Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share gives effect to convertible preferred shares which are considered to be dilutive common stock equivalents.

NOTE I-SUBSEQUENT EVENTS

         In February 2000, the Company issued $1,545,000 aggregate principal amount of its Series A 8% Convertible Promissory Notes ("Notes") and Warrants to purchase common stock of the Company. The Notes and Warrants were issued in exchange for 618,000 shares of the Company's common stock, which shares were issued in conjunction with a private placement undertaken in 1998. The Notes are convertible, and the Warrants exercisable, for shares of the Company's common stock at a price equal to the lesser of (i) 50% of the price at which the Company sells its shares of common stock in an initial public offering, or (ii) 50% of the average closing price of the common stock during the five trading days prior to receipt by the Company of written notice of conversion. The Warrants expire if the Company does not complete an initial public offering by December 31, 2002. Principal of and interest on the Notes is payable on each February 1, May 1, August 1 and November 1, with the entire unpaid balance, plus accrued interest thereon, payable in full on February 1, 2002. The 618,000 shares of the Company's common stock were subsequently cancelled by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription nutritional supplements, and health and beauty care products. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits.

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

         The Company acquired Becan Distributors, Inc. on June 26, 1998. The merger was accounted for as a combination of entities under common control and treated as if a "pooling of interests". The financial statements have been retroactively restated, for all periods presented, to include the results of operations for Becan. The Company subsequently sold Becan Distributors, Inc. on November 26, 1999. The financial statements include the results of operation for Becan through November 26, 1999.

RESULTS OF OPERATIONS

Three Months and Nine Months ended December 31, 1999 and December 31, 1998

         REVENUES. Total revenues decreased $1,965,577, or 17.2%, to $9,465,798 for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. Total revenues increased $13,042,422, or 49.6%, to $39,329,119 for the nine months ended December 31, 1999, as compared to the nine months ended December 31, 1998. Distribution revenues decreased $2,631,402, or 25.4%, to $7,716,038 for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998, primarily as a result of the November 26, 1999 sale of Becan. Distribution revenues increased $11,962,966, or 51.7%, to $35,106,904, for the nine months ended December 31, 1999, as compared to the corresponding period. The increase was primarily due to increased sales to existing customers and expansion of the customer base resulting from increased marketing efforts. Manufacturing revenues increased $665,825, or 61.4%, to $1,749,760 and $1,079,456, or 34.6%, to $4,222,215 respectively, for the three months and nine months ended December 31, 1999, as compared to the corresponding period. The increase was primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products, and the June 1998 purchase of Innovative Health Products, Inc. ("Innovative").

         GROSS PROFIT. Total gross profit increased $421,391, or 63.9%, to $1,080,786 and $1,175,023, or 71.6%, to $2,816,474 respectively, for the three months and nine months ended December 31, 1999, as compared to the three months and nine months ended December 31, 1998. The total gross margin increased to 11.4% for the three months ended December 31, 1999, from 5.8% in the corresponding period. For the nine months ended December 31, 1999, total gross margin increased to 7.2%, from 6.2% in the corresponding period. Distribution gross profit decreased $202,262, or 34.1%, to $390,207 for the three months ended December 31, 1999, as compared to the three months ended December 31, 1998. For the nine months ended December 31, 1999, distribution gross profit increased $466,599, or 42.5%, to $1,564,612, as compared to the corresponding period. For the three months ended December 31, 1999, the gross margin from distribution decreased to 5.1% from 5.7% in the corresponding period. For the nine months ended December 31, 1999, distribution gross profit decreased to 4.5% from 4.7% in the corresponding period. Manufacturing gross profit increased $623,653, or 931.9%, to $690,579 and $708,424, or 130.4%, to
$1,251,862 respectively, for the three months and nine months ended December 31, 1999, as compared to the corresponding period. The gross margin from manufacturing increased to 39.5% for the three months ended December 31, 1999, from 6.2% in the corresponding period. For the nine months ended December 31, 1999, the gross margin from manufacturing increased to 29.7%, from 17.3% in the corresponding period. The increases in gross margins for the periods presented was primarily attributable to changes in the mix of sales, which yield higher gross margins.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $131,215, or 14.9%, to $1,012,805 and $1,306,551, or 72.4%, to $3,112,539
respectively, for the three months and nine months ended December 31, 1999, as compared to the corresponding period. The increase was primarily due to additional advertising, promotional and payroll expenses to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with acquisitions made during fiscal 1999. As a percentage of net sales, selling, general and administrative expenses increased to 10.7% for the three months ended December 31, 1999, from 7.7% for the three months ended December 31, 1998, and increased to 7.9% for the nine months ended December 31, 1999, from 6.9% for the nine months ended December 31, 1998.

         INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, increased $1,131 to $111,265 for the three months ended December 31, 1999, from $110,134 for the three months ended December 31, 1998. For the nine months ended December 31, 1999, interest expense, net of interest income increased $141,494 to $374,096, from $232,602 in the corresponding period. The increase was a result of greater borrowings to finance the purchase of additional machinery and equipment, to make necessary plant modifications, and for financing of additional working capital needs with the expansion of the Company's operations.

         INCOME TAXES. The Company has income tax expense of $3,964,467 for the nine months ended December 31, 1999, primarily associated with the gain on the sale of Becan, and no income tax provision for the nine months ended December 31, 1998 due to the utilization of net operating losses not previously recognized. These net operating losses may be carried forward for up to 15 years.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the nine months ended December 31, 1999 and 1998. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had working capital of $1,665,796 at December 31, 1999, inclusive of current portion of long-term obligations and credit facilities.

         Net cash provided by operating activities was $583,019 for the nine months ended December 31, 1999, as compared to net cash used in operating activities of ($2,294,485) for the nine months ended December 31, 1998. Cash provided by operating activities was attributable to net income of $6,380,211, a decrease in accounts receivable of $1,635,514, a decrease in inventory of $974,240, an increase in accrued expenses of $84,633, an increase in accrued income taxes of $540,050, and an increase in deferred income taxes of $3,424,417, partially offset by an increase in prepaid expenses and other current assets of $299,812, an increase in other assets of $21,343, and a decrease in accounts payable of $1,399,059, primarily as a result of the November 1999 sale of Becan.

         Net cash provided by investing activities was $2,188,963, representing a decrease in intangible assets of $708,299, proceeds from the sale of Becan of $2,000,000, partially offset by the purchase of property and equipment, and plant modifications of $309,536, and the net book value of Becan's assets sold of $209,800.

         Net cash used in financing activities was $996,276, representing repayments on lines of credit of $784,172, repayments of long-term obligations of $1,336,243, repayments of shareholder loans of $179,934, partially offset by proceeds from issuance of long-term obligations of $1,137,573, and proceeds from issuance of shareholder loans of $166,500.

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

         In May 1999, the Company formed Dynamic Life, Inc., a Florida Corporation, as a wholly-owned subsidiary of the Company. Dynamic Life, Inc. was formed to be the successor to Incredible Products of Florida, Inc., a subsidiary of the Company. Its business operations commenced on July 1, 1999, at which time all of the former assets, liabilities and business operations of Incredible Products of Florida, Inc. were transferred to Dynamic Life, Inc.

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

         On September 3, 1999, the Board of Directors of the Company unanimously agreed that it would be in the best interest of the Company and its shareholders to enter into an Agreement And Plan of Reorganization with DrugMax.com, Inc. ("DrugMax"), formerly Nutriceuticals.com Corporation, to sell all of the shares of capital stock of Becan Distributors, Inc., a wholly-owned subsidiary of the Company, to DrugMax, to further certain of its business objectives, including without limitation, providing additional working capital to the Company.

         On September 8, 1999, the Company entered into such agreement, whereby the Company agreed to exchange all of the issued and outstanding shares of stock of Becan to DrugMax for $2,000,000 in cash and 2,000,000 (post October 1999 one-for-two reverse stock split) restricted shares of voting common stock, $.001 par value, of DrugMax. Additional consideration of 1,000,000 (post October 1999 one-for-two reverse stock split) restricted shares of common stock, $.001 par value, of DrugMaxs, which shares shall be placed in escrow pursuant to an escrow agreement, and which shares would be issuable at a future date to the Company upon the attainment by Becan of certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. The closing was subject to the success of a public offering of DrugMax common stock. The number of shares of DrugMax common stock to be issued by DrugMax in consideration of the shares of Becan common stock was determined based upon the relative estimated value of each of the companies. In addition, on October 4, 1999, the Company entered into a Third Party Pledge Agreement with First Community Bank of America, which provides a security interest and collateral, in the form of the Company's Certificate of Deposit with First Community Bank of America, in the amount of $500,000, as collateral for a Line of Credit Agreement executed by and for the benefit of DrugMax. On November 26, 1999, following the successful completion of a public offering by DrugMax, the Company sold Becan to DrugMax.

         In December 1999, Innovative established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from Dynamic Health Products, Inc. The principal on the note is due and payable on November 10, 2000. The note or any portion thereof may be prepaid without penalty. At December 31, 1999, the outstanding principal balance on this note was $483,733.

         In December 1999, Innovative established a loan with First Community Bank of America, for the purchase of equipment. The principal amount of the note is $89,531. The note bears interest at 9.5% per annum. Principal and interest on the note are payable in 36 equal monthly payments, in the amount of $2,873, commencing February 5, 2000. The final payment of any unpaid balance of principal and interest on the note will be due on January 5, 2003.

YEAR 2000 STATEMENT

         The Company did not experience any failure of its own systems or those of any third party with whom it conducts business, as a result of the Year 2000. The Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3. - Not applicable.

ITEM 4. - Not applicable.

ITEM 5. OTHER INFORMATION.

         Effective October 1, 1999, Innovative Health Products, Inc. issued 150,000 shares of its no par value preferred stock to the Company in extinguishment of $1,500,000 of its obligation to the Company.

         On December 15, 1999, Innovative Health Products, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission ("SEC"). On May 12, 2000, Go2Pharmacy.com, Inc. (formerly Innovative Health Products, Inc.) filed Amendment No. 1 to its registration statement on Form SB-2 with the SEC. The registration statement is subject to completion. On February 29, 2000, Innovative Health Products, Inc. changed its name to Go2Pharmacy.com, Inc., by filing Articles of Amendment to Articles of Incorporation.

          In February 2000, the Company issued $1,545,000 aggregate principal amount of its Series A 8% Convertible Promissory Notes ("Notes") and Warrants to purchase common stock of the Company. The Notes and Warrants were issued in exchange for 618,000 shares of the Company's common stock, which shares were issued in conjunction with a private placement undertaken in 1998. The Notes are convertible, and the Warrants exercisable, for shares of the Company's common stock at a price equal to the lesser of (i) 50% of the price at which the Company sells its shares of common stock in an initial public offering, or (ii) 50% of the average closing price of the common stock during the five trading days prior to receipt by the Company of written notice of conversion. The Warrants expire if the Company does not complete an initial public offering by December 31, 2002. Principal of and interest on the Notes is payable on each February 1, May 1, August 1 and November 1, with the entire unpaid balance, plus accrued interest thereon, payable in full on February 1, 2002. The 618,000 shares of the Company's common stock were subsequently cancelled by the Company.

         On May 9, 2000, Grant Thornton LLP, the Company's independent auditors for the fiscal year ended March 31, 1999, notified the Company that it was terminating its client-accountant relationship with the Company. The report of Grant Thornton for the fiscal year ended March 31, 1999 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         Also on May 9, 2000, the Company's audit committee approved the appointment of Brimmer, Burek & Keelan LLP as its independent auditors for the fiscal year ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement And Plan Of Reorganization by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. dated September 8, 1999.
         (1)

3.1      Articles of Incorporation of Dynamic Life, Inc., filed May 6, 1999. (2)

10.1 Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999. (2)

10.2 Third Party Pledge Agreement in favor of First Community Bank of America from the Company, dated October 4, 1999. (2)

10.3 Line of Credit Agreement in favor of First Community Bank of America, from Innovative Health Products, Inc., dated December 3, 1999.

10.4 Loan and Security Agreement in favor of First Community Bank of America, from Innovative Health Products, Inc., dated December 29, 1999.

27.1     Financial Data Schedule (for SEC use only).

---------
(1) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14, 1999, file number 0-23031, filed in Washington, D.C.

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-23031, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         During the nine months ended December 31, 1999, the Company filed three reports on Form 8-K.

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

         Form 8-K dated December 8, 1999, with respect to the Company's November 26, 1999 sale of Becan Distributors, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          DYNAMIC HEALTH PRODUCTS, INC.

Date: May 23, 2000                        By: /S/ KOTHA S. SEKHARAM
                                              ---------------------
                                              Kotha S. Sekharam, President
                                              and Director



Date: May 23, 2000                        By: /S/ CAROL DORE-FALCONE
                                               ---------------------
                                               Carol Dore-Falcone,
                                               Chief Financial Officer