Form 10KSB40
period 2000-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2000-07-14
CIK 949925

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


             STATE OF FLORIDA                         34-1711778
   ----------------------------------       --------------------------------
  (State of or other jurisdiction of
      incorporation or organization)        (IRS Employer Identification No.)


      6950 BRYAN DAIRY ROAD, LARGO, FLORIDA            33777
    ----------------------------------------         ---------
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

          Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year were $40,936,240.

          The aggregate market value of the voting stock held by non-affiliates of the Registrant, cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

         Number of shares outstanding of the Issuer's common stock at $.01 par value as of July 10, 2000 was 2,917,224 (exclusive of Treasury Shares).

                                     PART I

ITEM 1. BUSINESS.

GENERAL

          Dynamic Health Products, Inc. (the "Company"), was incorporated on January 27, 1998, as a Florida corporation under the name Direct Rx Healthcare, Inc. In April 1998, its name was changed to Nu-Wave Health Products, Inc. and in August 1998, its name was changed to Dynamic Health Products, Inc.

         The Company's predecessor, Direct Rx, Inc., an Ohio corporation ("Direct Rx"), was formed in 1992. In September 1995, Direct Rx acquired an 80% interest in Nu-Wave Health Products, Inc., a Florida corporation ("Nu-Wave"), which manufactured non-prescription medications, nutritional supplements, and health and beauty care products. On July 1, 1997, Direct Rx acquired the remaining shares of Nu-Wave. In January 1998, Direct Rx changed it domicile from Ohio to Florida. After the domicile change, the Company changed its name to Direct Rx Healthcare, Inc., and later to Dynamic Health Products, Inc., its current name. After the domicile change, Nu-Wave was merged into the Company.

         The Company is a "small business issuer" for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

         The Company through its wholly-owned subsidiary, Go2Pharmacy.com, Inc., a Florida corporation incorporated in September 1985, and acquired by the Company in June 1998, creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. References in this Annual Report on Form 10-KSB refer to the Company and its subsidiaries as "Company," unless otherwise indicated. Although the Company manufactures its own "branded" products that it markets and distributes through its system, the Company's primary business is the contract manufacture of products for others. Some of the Company's branded products which it is currently manufacturing and marketing are "Nutrisure" meal replacement powder, "Physician's Pharmaceuticals" dietary supplements and "Arth-Aid" roll-on and cream for arthritis. The channels of distribution for its proprietary products and the channels of distribution for the products it manufactures for others include health food, drug store, convenience and mass market stores, and direct marketing through distributors and catalog sales. The Company has two manufacturing facilities in the greater Tampa Bay area.

         The Company has grown primarily through acquisitions. The Company had developed sales orders in excess of its manufacturing capacity and, in June 1998, acquired through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. ("Energy Factors"), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida, with substantial excess manufacturing capacity. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. and in February 2000, its name was changed to Go2Pharmacy.com, Inc. ("Go2Pharmacy").

         The Company's second manufacturing facility, also located in the greater Tampa Bay area, includes 9,694 square feet of leased space, and is used primarily to manufacture over-the-counter products, creams and lotions. This facility is registered with the FDA to manufacture and package over-the-counter drugs.

         Currently, the Company has the manufacturing capability to produce approximately 270 million tablets and capsules and four million bottles annually. The Company, on average, operates its manufacturing facilities one shift per day, five days per week. At times, certain of the Company's packaging lines or capsule and tablet production lines operate during a second shift, as demand warrants. The Company believes it can double sales volumes without the necessity of expanding its current facilities; an increase of production would require additional space for warehousing and shipping operations but would not require substantial capital investment.

         The Company operates flexible manufacturing lines which enable it to shift output efficiently among various pieces of equipment depending upon such factors as batch size, tablets or capsule count, and labeling requirements. The Company strives to fulfill and ship all orders within 30-45 days.

         In June 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. ("Becan"), incorporated in November 1996, in Ohio. Becan is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, the Company, through Becan, formed Discount Rx, Inc. ("Discount"), a Louisiana corporation. Discount is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan and Discount also provide distribution channels for the Company's branded products. The Company operated two distribution centers, one of which was a 2,600 square foot leased facility located in Pittsburgh, Pennsylvania, used by Becan, and the other was a 1,250 square foot leased facility located in Mandeville, Louisiana, used by Discount. Both of these facilities were used for the wholesale distribution of pharmaceuticals and health and beauty care products by Becan and Discount. The Company subsequently sold Becan and its subsidiary, Discount, to DrugMax.com, Inc. ("DrugMax"), formerly Nutriceuticals.com, Inc., on November 26, 1999.

         In September 1998, the Company acquired J.Labs, Inc. ("J.Labs"), incorporated in April 1997 as a Florida corporation. The operations of J.Labs consist of the procurement of trademarks and product rights for the Company's branded products.

         In September 1998, the Company formed Incredible Products of Florida, Inc. ("Incredible"), a Florida corporation, to market dietary supplements through distributors and radio infomercials. In May 1999, the Company formed Dynamic Life, Inc. ("Dynamic Life"), as a Florida corporation. In March 2000, Incredible was merged into Dynamic Life. Dynamic Life markets dietary supplements primarily through distributors and through direct marketing to consumers.

         In December 1998, the Company formed Herbal Health Products, Inc. ("Herbal"), as a Florida corporation. Herbal acquired the Florida operations of a Colorado company which markets dietary pet supplements primarily to Veterinarians.

         In February 2000, through Dynamic Life, the Company formed Dynamic Life Asia, LLC ("Dynamic Asia"), a Florida limited liability company. Also in February 2000, through Dynamic Asia, the Company formed Dynamic Life Korea Ltd. ("Dynamic Korea"), a Korean corporation, to market dietary supplements primarily through distributors and through direct marketing to consumers.

         The Company manufactures most of the products sold and distributed by Dynamic Life, Dynamic Korea and Herbal.

         In June 2000, through Go2Pharmacy, the Company formed Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), as a Florida corporation, to market, through distributors, a new branded product line "Lean Protein". Under this new line, Breakthrough has introduced zero carbohydrate, high protein snack chips.

MARKETING AND SALES

         The Company's branded products and the products it manufactures for others are marketed directly to its wholesale customers by the Company's in-house salespeople. The Company wholesales dietary supplements, over-the-counter drugs, and health and beauty care products manufactured by the Company and others, to independent pharmacies, regional and national chain drugstores, alternate care facilities, mail order facilities, mass merchandisers, deep discounters and brokers. The products the Company manufactures for others are distributed by them to health food and drug stores, mass merchandisers, and by direct marketing including Internet sales. The Company's dietary supplements, over-the-counter drugs, and health and beauty care products are also marketed directly to consumers by the Company's in-house salespeople primarily through direct mail.

         The Company's branded non-veterinary products are marketed and distributed to health food, drug and convenience stores and directly to consumers through distributors. Its branded pet dietary supplement products are marketed and distributed through veterinary clinics, feed stores, boarding facilities, animal trainers, and mail order. The Company's veterinary products are marketed directly to consumers by direct mail and to wholesale purchasers by the Company's salespeople.

COMPETITION

         The manufacturing, wholesale, retail and distribution industries in which the Company operates are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company in its development, manufacture, distribution, wholesaling and retailing businesses. THE NUTRITION BUSINESS JOURNAL estimates that there are 1,050 manufacturers and branded marketers of dietary supplements in the United States with at least $500,000 in annual sales. The Nutrition Business Journal's 1997 database includes 16 companies with over $100 million in revenues, representing 55% of the dietary supplement market, up from 12 companies and 44% of the market in the 1996 analysis.

         The Company's branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess manufacturing, distribution and marketing capabilities far greater than those of the Company.

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

BACKLOG

         The Company's revenues are processed through its system from sales orders generated and issued by the Company's customers. The Company fulfills the sales orders on a turn-around time of between 30-45 days. As such, at any given point in time, the Company experiences a backlog of unfilled sales orders. At March 31, 2000, the Company had approximately $534,000 in backlog sales orders.

PRODUCT DEVELOPMENT

         Generally, the more novel and unique the Company's products are, the greater the profit margins. The Company's product development team works closely with its customers to understand their needs, their strengths and their objectives to be met, thus involving the team to create products with more unique sales points. Products are developed by applying the latest technology to meet end user's product desires. The Company's response time in developing both its own proprietary products and products for others is critical and enables the Company to take advantage of consumer trends and preferences. For example, the Company developed a touch-free roll-on for arthritis so users need not touch the irritating active ingredient with their fingers.

RESEARCH AND DEVELOPMENT

         Dr. Sekharam, the Company's President, provides guidance and direction for the research and development team. The Company's research and development department, located in its Largo, Florida facility, is staffed by three full-time chemists. The department is responsible for the development of new concepts and formulations, both for the Company's branded products and for products manufactured for others. The technical staff prepares cost estimates and samples based on these formulations, refining them as necessary. They also develop operational procedures and conduct pilot operations prior to the final manufacture of the product. Nutritional information, as well as label requirements, are prepared by the department's regulatory staff personnel.

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

         Research and development expenses incurred for the Company's branded products and for products which the Company manufactures for others are either absorbed by the Company and charged directly to expense, passed on to the customer in the customer's product cost or charged to the customer.

TRADEMARKS

         The Company utilizes various federally registered trademarks including "Nutrisure," "Physician's Pharmaceuticals" and "Arth-Aid." The Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products.

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

         Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any infringement claims by third parties against the Company may have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

PRINCIPAL SUPPLIERS AND SOURCES OF SUPPLY

         The Company obtains all of its raw materials for the manufacture of its products from third party suppliers. Many of the raw materials used in the Company's products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide materials required for the production of its products. There can be no assurance that suppliers will provide raw materials needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         During the Yuletide season, many of the Company's suppliers are closed. As such, the Company makes adjustments in raw material inventory levels to minimize shortages during that time.

QUALITY CONTROL

         The manufacture of the Company's products is in accordance with the Good Manufacturing Practices ("GMP's") prescribed by the FDA, all other applicable regulatory standards, and the Company's own rigorous quality control procedures. The Company places special emphasis on quality control. The Company has formal written quality control procedures that outline specific procedures to be followed from the acceptance of raw materials, production processes, inspections during the manufacturing, labeling, and packaging process through the testing of finished products. See "Business - Government Regulation" below.

         The Company maintains a modern well-equipped manufacturing facility, which has the capability of adhering to current and anticipated regulatory requirements. Raw materials, when received, are initially held in quarantine during which time the Company's quality assurance department confirms the product against the manufacturer's certificate of analysis. Once cleared, a lot number is assigned and required samples are retained. The material then is processed by formulating, blending, encapsulating, and/or tableting when required by the formula.

GOVERNMENT REGULATION

         The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company's products are subject to regulation by numerous government agencies, the most active of which are the U.S. Food and Drug Administration (the "FDA"), which regulates the Company's products under the Federal Food, Drug and Cosmetic Act (the "FFDCA") and regulations promulgated thereunder and the U.S. Federal trade Commission ("FTC") which regulates the advertising of the Company's products under the Federal Trade Commission Act ("FTCA"). The Company's products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the "USDA") and the Environmental Protection Agency (the "EPA") and Occupational Safety and Health Act ("OSHA"). The manufacture, labeling and advertising of the Company's products are also regulated under the Federal Occupational Safety and Health Act and by various state and local agencies as well as each foreign country to which the Company distributes its products.

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

         Traditionally, the term "dietary supplements" referred to products made of one or more essential nutrients, such as vitamins, minerals, and protein. But DSHEA broadened the definition to include, with some exceptions, any product intended for ingestion as a supplement to the diet. This includes vitamins, minerals, herbs, botanicals, and other plant-derived substances, amino acids and concentrates, metabolites, constituents and extracts of these substances. DSHEA requires manufacturers to include the words "dietary supplement" on product labels. Also, commencing in March 1999, a "Supplement Facts" panel is required on the labels of most dietary supplements. The substantial majority of the products marketed or manufactured by the Company are regulated as dietary supplements under the FDCA.

         The FDA oversees product safety, manufacturing and product information, such as claims in a product's labeling, package inserts, and accompanying literature. One of the most important functions of the FDA relates to drugs. A drug, which sometimes can be derived from plants used as traditional medicine, is an article that, among other things, is intended to diagnose, cure, mitigate, treat, or prevent diseases. Before marketing, drugs must undergo clinical studies to determine their effectiveness, safety, possible interactions with other substances, and appropriate dosages; the FDA must review this data and authorize the drugs' use before they are marketed. Although the Company does not develop drugs, it manufactures over-the-counter drugs for others. The Company's manufacture of over-the-counter drugs must be in compliance with all FDA guidelines and FDA enforced GMP's for those products as set forth in official monographs of the U.S. Pharmacopeia and other applicable laws enforced by the FDA.

         The FDA does not authorize, endorse, or test dietary supplements; however, a product sold as a dietary supplement and touted in its labeling as a new treatment or cure for a specific disease or condition would be considered an unauthorized - and thus illegal - drug. Labeling changes consistent with the provisions in DSHEA would be required to maintain the product's status as a dietary supplement.

         As with food, federal law requires manufacturers of dietary supplements to insure that the products they put on the market are safe. Dietary supplement manufacturers wanting to market a new ingredient (that is, an ingredient not marketed in the United States before 1994) have two options. They can first submit to the FDA, at least 75 days before the product is expected to go to market, information that supports their conclusion that the new ingredient can reasonably be expected to be safe, meaning that the new ingredient does not present a significant or unreasonable risk of illness or injury under conditions of use recommended in the product's labeling. The information the manufacturer submits becomes publicly available 90 days after the FDA receives it. The second option for manufacturers is that they petition the FDA to establish the condition under which the new dietary ingredient would reasonably be expected to be safe.

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

         Claims can also refer to the supplement's effect on the body's structure or function, including its overall effect on a person's well being. These are known as structure-function claims. Examples of structure-function claims are: "calcium builds strong bones," "antioxidants maintain cell integrity," "fiber maintains bowel regularity."

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

         The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels. All companies in the dietary supplement industry were required to comply with these labeling regulations in March 1999. The FDA has also announced that it is considering promulgating new GMP's, specific to dietary supplements. Such GMP's, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital resources on manufacturing in the future in order to comply with the law. The failure of the Company to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.

         The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

         In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products. The FTC is reexamining its regulation of advertising for dietary supplements and has announced that it may issue a guidance document to assist supplement marketers in understanding and complying with the substantiation requirement. Upon release of this guidance document the Company will be required to evaluate its compliance with the guideline and may be required to change its advertising and promotional practices. The Company may be the subject of investigation in the future. The FTC may impose limitations on the Company's advertising of its products. Any such limitations could materially adversely affect the Company's ability to successfully market its products.

         The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory processes, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

         The Company manufactures certain products pursuant to contracts with customers who distribute the products under their own or other trademarks. Such private label customers are subject to government regulations in connection with their purchase, marketing, distribution and sale of such products. The Company is subject to government regulations in connection with its manufacture, packaging and labeling of such products. However, the Company's private label customers are independent companies, and their labeling, marketing and distribution of such products is beyond the Company's control. The failure of these customers to comply with applicable laws or regulations could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

         The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse affect on the Company's business, financial condition, results of operations and cash flows.

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

INDUSTRY SEGMENTS

         For the year ended March 31, 2000, the Company had the following revenues and gross profits from its distribution and manufacturing segments:

                                    REVENUE AS                  GROSS PROFIT AS
                                  A PERCENTAGE                   A PERCENTAGE
                                     OF TOTAL      GROSS           OF SEGMENT
                    REVENUES         REVENUES      PROFIT           REVENUES
                  -----------     ------------   -----------    ---------------
Distribution      $35,489,000          86.7%     $ 1,832,000           5.2%
Manufacturing       5,447,000          13.3%       1,641,000          30.1%
                  -----------                    -----------
     Total        $40,936,000                    $ 3,473,000
                  ===========                    ===========


EMPLOYEES

         As of March 31, 2000, the Company had 65 employees. Of such employees, 12 were engaged in marketing and sales, 36 were devoted to production and distribution and 17 were responsible for management and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

DISPOSITION

         On November 26, 1999, the Company sold a significant subsidiary, Becan, to DrugMax, an affiliate of Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company. Jugal K. Taneja is a principal shareholder and a director of DrugMax. In connection with the sale, in exchange for all of the outstanding shares of Becan common stock, the Company received the sum of $2,000,000 in cash, and 2,000,000 (post October 1999 one-for-two reverse stock split) shares of DrugMax common stock. In addition, 1,000,000 shares of common stock of DrugMax were deposited into escrow for future issuance to the Company upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. For the year ended March 31, 1999 and the period from April 1, 1999 through November 26, 1999, Becan had net revenues of approximately $31.1 million and $33.7 million, respectively and net income of approximately $94,000 and $23,000, for such periods.

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

         Except for historical information, the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

         COMPETITION. The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, manufacturing, distribution, marketing and other resources than the Company, compete with us in the development, manufacture and marketing of dietary supplements. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. See "Business - Competition."

         RAW MATERIALS AVAILABILITY. The Company obtains all of the raw materials for the manufacture of its products from third-party suppliers. Many of the raw materials used in its products are harvested internationally. The Company cannot assure that suppliers will provide the raw materials needed in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these raw materials, delivery to the Company is also subject to delays caused by interruption in production of materials based on conditions not within the control of the Company. The Company's inability to obtain adequate supplies of raw materials for its products at favorable prices, or at all, could adversely effect the Company's business.

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

         CONCENTRATION OF CUSTOMERS. For the year ended March 31, 2000, three customers represented approximately 28% of revenues derived from manufacturing operations. The loss of one or more of these customers in all likelihood would have a material adverse effect on the financial condition of the Company, at least on a short-term basis. Two customers represented approximately 32% of revenues derived from distribution operations.

GENERAL RISKS

         KEY PERSONNEL. As a small company with only 65 employees, the Company's success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

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

         Acquisitions involve numerous risks, including the risk that the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's business, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience, and the potential loss of key employees of the acquired business arising out of such acquired business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may be dilutive to the Company's shareholders. In addition, to the extent the Company has outstanding indebtedness under credit facilities, the Company is required to incur indebtedness to consummate an acquisition, the Company must obtain the consent of the lender prior to such acquisition.

         The Company's acquisitions in June 1998 resulted in a significant increase in the Company's intangible assets (goodwill) included on the Company's balance sheet. Any future acquisitions may result in additional intangible assets and related amortization expense. At March 31, 2000, the intangible assets on the Company's balance sheet were approximately $1 million, representing 5.8% of the Company's total assets at that date. If the Company sells or liquidates the Company or part of its assets, the Company cannot assure that the value of its intangible assets will be realized. In addition, the Company continually evaluates whether events and circumstances have occurred indicating that any portion of the remaining balance of the amount allocable to the Company's intangible assets may not be recoverable. When factors indicate that the amount allocable to the Company's intangible assets should be evaluated for possible impairment, the Company may be required to reduce the carrying value of such assets. Any future determination requiring the write-off of a significant portion of unamortized intangible assets could have a material adverse effect on the Company's operating results.

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

         CONTROL BY CERTAIN STOCKHOLDERS. Directors, executive officers and related family members beneficially own approximately 70% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.

         EXPOSURE TO NATURAL DISASTERS. The Company's Florida facilities are located in the greater Tampa Bay area, which is prone to hurricanes. The Company's business could be adversely affected should its ability to manufacture products be impacted by such event.

GO2PHARMACY.COM, INC.

          On December 15, 1999, Innovative Health Products, Inc. filed a registration statement on Form SB-2 with the Securities and Exchange Commission ("SEC") for an initial public offering of 1,000,000 shares of its common stock. On February 29, 2000, Innovative Health Products, Inc. changed its name to Go2Pharmacy.com, Inc., by filing Articles of Amendment to Articles of Incorporation. On May 12, 2000 and on June 28, 2000, Go2Pharmacy filed Amendment No. 1 and Amendment No. 2, respectively, to its registration statement on Form SB-2 with the SEC. The registration statement is subject to completion and there can be no assurance as to the successful completion of the initial public offering. Simultaneous and conditioned upon the offering, Go2Pharmacy.com, Inc. will be acquiring the Delaware corporation Go2Pharmacy.com, Inc. in exchange for 3,000,000 shares of its common stock. In the event the offering is successful, the Company will own 3,000,000 shares, or 42.8% of the common stock of Go2Pharmacy.com, Inc. Reference is made to Go2Pharmacy.com, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on June 28, 2000.

FUTURE PLANS

         Additional manufacturing and packaging equipment has been purchased during the fiscal year ended March 31, 2000, to help meet the expanded capacity requirements of its current and future business.

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

         The Company's facility in Tampa, Florida are leased pursuant to a five year lease that expires on November 30, 2000. The Company has an option to renew the lease at the end of the five year term. The rental under the lease is $7,032.50 per month subject to yearly adjustment for shared property operating expenses. Additional manufacturing, warehousing, and shipping is performed at this facility, consisting of approximately 9,694 square feet. This facility was also being used by Dynamic Life and Herbal for offices, warehousing, and shipping for their distribution operations. In June 1999, the operations of Incredible and Herbal were relocated to the Company's facility in Largo, Florida.

         The Company leases a second property in Tampa, Florida that is being utilized for additional storage and warehousing for its manufacturing operations, consisting of approximately 3,600 square feet. This lease is for a term of two years that expires on December 30, 2000, with an annual rental of $15,300.

         The Company also leases a property in Largo, Florida that is being utilized for additional storage and warehousing for its manufacturing operations, consisting of approximately 1,500 square feet. This lease was for a term of one year that expired on May 14, 1999. The Company has an automatic option to renew the lease from year to year for one year terms, with an annual rental of $6,000. Since May 1999, the Company has been leasing the property on a month to month basis.

         In the judgment of management, the leases described above reflect rent at current fair market value.

         As of March 31, 2000, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $2,690,000.

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

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is not listed for trading on The NASDAQ Stock Market or any exchange and there is currently no established trading market for its common stock.

         As of June 29, 2000, there were approximately 390 stockholders of the Company's common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits.

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

         The Company acquired Becan Distributors, Inc. on June 26, 1998. The merger was accounted for as a combination of entities under common control and treated a if a "pooling of interests." The consolidated financial statements have been retroactively restated, for all periods presented, to include the results of operations for Becan. The Company subsequently sold Becan on November 26, 1999. The consolidated financial statements include the results of operations for Becan through November 26, 1999.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED MARCH 31, 2000 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1999

         REVENUES. Total revenues increased $4.5 million, or 12.5%, to $40.9 million for the year ended March 31, 2000, as compared to $36.4 million for the year ended March 31, 1999. Distribution revenues increased $3.5 million, or 11.0%, to $35.5 million for the year ended March 31, 2000, as compared to $32.0 million for the year ended March 31, 1999. The increase was primarily due to increased sales to existing customers and expansion of the customer base resulting from increased marketing efforts. Manufacturing revenues increased $1.0 million, or 23.3%, to $5.4 million for the year ended March 31, 2000, as compared to $4.4 million for the year ended March 31, 1999. The increase is primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

         GROSS PROFIT. Total gross profit increased $738,000, or 27.0%, to $3.5 million for the year ended March 31, 2000, as compared to $2.7 million for the year ended March 31, 1999. Gross margin increased from 7.5% for the year ended March 31, 1999 to 8.5% for the year ended March 31, 2000. Distribution gross profit increased $95,000, or 5.5%, to $1.8 million for the year ended March 31, 2000, as compared to $1.7 million for the year ended March 31, 1999. For the year ended March 31, 2000, distribution gross margin decreased to 5.2%, from 5.4% for the year ended March 31, 1999. Manufacturing gross profit increased $643,000, or 64.5%, to $1.6 million for the year ended March 31, 2000, as compared to $997,000 for the year ended March 31, 1999. The gross margin from manufacturing increased to 30.1% for the year ended March 31, 2000, from 22.6% for the year ended March 31, 1999. The increase was primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $1.3 million, or 44.7%, to $4.1 million for the year ended March 31, 2000 as compared to $2.9 million for the year ended March 31, 1999. The increase was primarily due to additional advertising and promotional expenses, as well as payroll expenses and costs associated with fringe benefits to support increased net sales and the Company's growth, as well as additional amortization of goodwill and depreciation of fixed assets associated with acquisitions made during June 1998. As a percentage of sales, selling, general and administrative expenses increased to 10.1% for the year ended March 31, 2000 from 7.9% for the year ended March 31, 1999.

         INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income, increased $112,000 to $469,000 for the year ended March 31, 2000, from $358,000 for the year ended March 31, 1999. The increase in interest expense in fiscal 2000 is a result of greater borrowings to finance the purchase of additional machinery and equipment, to make necessary plant modifications, and for financing of additional working capital needs with the expansion of the Company's operations.

         INCOME TAXES. The Company had income tax expense of $3.8 million for the year ended March 31, 2000, primarily associated with the gain on the sale of Becan, and no income tax provision for the year ended March 31, 1999 due to the utilization of net operating losses not previously recognized. These net operating losses may be carried forward for up to 20 years. See Note 8 to consolidated financial statements.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in fiscal 2000 and 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had working capital of $543,500 at March 31, 2000, inclusive of current portion of long-term obligations and credit facilities.

         Net cash used in operating activities was $516,000 for the year ended March 31, 2000, as compared to net cash used in operating activities of $2.8 million for the year ended March 31, 1999. The usage of cash was primarily attributable to net income of $6.5 million, a decrease in amounts due from affiliates and related parties, net of $9,000, an increase in accrued expenses of $1.4 million, an increase in accrued income taxes of $400,000, and an increase in deferred income taxes of $3.4 million, partially offset by an increase in accounts receivable of $502,000, an increase in inventories of $308,000, an increase in prepaid expenses and other current assets of $175,000, an increase in other assets of $194,000, and a decrease in accounts payable of $199,000, primarily as a result of the November 1999 sale of Becan.

         Net cash provided by investing activities was $1.4 million, representing proceeds from the sale of equipment of $16,000, proceeds from the sale of Becan of $2,000,000, partially offset by purchases of property and equipment of and plant modifications of $575,600, and an increase in intangible assets of $39,000.

         Net cash provided by financing activities was $173,000, representing proceeds on lines of credit of $652,000, proceeds of long-term obligations of $1.1 million, proceeds of shareholder loans of $167,000, partially offset by repayments of long-term obligations of $1.6 million, and repayments of shareholder loans of $180,000.

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

         On September 8, 1999, the Company entered into such agreement, whereby the Company agreed to exchange all of the issued and outstanding shares of stock of Becan to DrugMax for $2,000,000 in cash and 2,000,000 (post October 1999 one-for-two reverse stock split) restricted shares of voting common stock, $.001 par value, of DrugMax. Additional consideration of 1,000,000 (post October 1999 one-for-two reverse stock split) restricted shares of common stock, $.001 par value, of DrugMax, which shares shall be placed in escrow pursuant to an escrow agreement, and which shares would be issuable at a future date to the Company upon the attainment by Becan of certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. The closing was subject to the success of a public offering of DrugMax common stock. The number of shares of DrugMax common stock to be issued by DrugMax in consideration of the shares of Becan common stock was determined based upon the relative estimated value of each of the companies.

         On October 4, 1999, the Company entered into a Third Party Pledge Agreement in favor of First Community Bank of America from the Company, which provided collateral in the form of the Company's certificate of deposit with First Community Bank of America, in the amount of $500,000, for a loan established by DrugMax with First Community Bank of America. In December 1999, any unpaid balance of principal and interest on this loan were paid in full by DrugMax, and the Third Party Pledge Agreement was terminated.

         On November 26, 1999, following the successful completion of a public offering by DrugMax, the Company sold Becan to DrugMax. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result, 500,000 of the 1,000,000 shares placed in escrow were returned to DrugMax. For the year ended March 31, 1999 and the period from April 1, 1999 through November 26, 1999, Becan had net revenues of approximately $31.1 million and $33.7 million, respectively and net income of approximately $94,000 and $23,000, for such periods.

         In December 1999, Go2Pharmacy established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from Dynamic Health Products, Inc. The principal on the note is due and payable on November 10, 2000. The note or any portion thereof may be prepaid without penalty. At March 31, 2000, the outstanding principal balance on this note was $492,733.

         In December 1999, Go2Pharmacy established a loan with First Community Bank of America, for the purchase of equipment. The principal amount of the note is $89,531. The note bears interest at 9.5% per annum. Principal and interest on the note are payable in 36 equal monthly payments, in the amount of $2,873, commencing February 5, 2000. The final payment of any unpaid balance of principal and interest on the note will be due on January 5, 2003.

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

         Go2Pharmacy has filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement is subject to completion and there can be no assurance as to the completion of the initial public offering. Simultaneous and conditioned upon the offering, Go2Pharmacy will be acquiring the Delaware corporation Go2Pharmacy.com, Inc. in exchange for 3,000,000 shares of its common stock. In the event the offering is successful, the Company will own 3,000,000 shares, or 42.8% of the common stock of Go2Pharmacy. Reference is made to Go2Pharmacy.com, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on June 28, 2000.

YEAR 2000 STATEMENT

         The Company did not experience any failure of its own systems or those of any third party with whom it conducts business, as a result of the Year 2000. The Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See consolidated financial statements following Item 13 of this Annual Report on Form 10-KSB.

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

         On May 9, 2000, Grant Thornton LLP notified the Company that it was terminating its client-accountant relationship with the Company. This letter was received by the Company after the Company had expressed its dissatisfaction to Grant Thornton regarding the amount of its fees, which in the opinion of management of the Company were excessive.

         Also on May 9, 2000, the Company's audit committee approved the appointment of Brimmer, Burek & Keelan LLP as its independent auditors for the fiscal year ended March 31, 2000. On June 13, 2000, the Company engaged Brimmer, Burek & Keelan LLP as its independent auditors for the fiscal year ended March 31, 2000.

         The report of Grant Thornton for the fiscal year ended March 31, 1999 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

         The Company believes there were no disagreements with Grant Thornton within the meaning of Instruction 4 to Item 304 of Regulation S-K on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Company's financial statements for the fiscal year ended March 31, 1999 or for any subsequent interim period through May 9, 2000 (the date Grant Thornton notified the Company that it was terminating its client-accountant relationship), with the exception of the disagreements noted below, which disagreements if not resolved to their satisfaction would have caused Grant Thornton to make reference to the subject matter of the disagreements in connection with its report.

         Effective November 26, 1999, the Company transferred all of the shares of Becan Distributors, Inc., a wholly-owned subsidiary, to DrugMax.com, Inc. in exchange for $2,000,000 in cash and 2,000,000 shares of common stock of DrugMax. Additional consideration consisted of 1,000,000 shares of common stock of DrugMax, which shares were placed in escrow pursuant to an escrow agreement, and which shares would be issuable at a future date to the Company upon the attainment by Becan of certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001.

         In connection with its review of the Company's financial statements for the fiscal quarter ended December 31, 1999, Grant Thornton disagreed with the Company's financial reporting of the Becan/DrugMax transaction in two respects. Because of these disagreements the Company did not file its Form 10-QSB for the fiscal quarter ended December 31, 1999 until May 23, 2000.

         First, Grant Thornton disagreed with the Company's proposed valuation of the common stock of DrugMax received by the Company in connection with the Becan transaction. In response to this matter, the Company sought an interpretation from the Securities and Exchange Commission regarding the proper valuation of the DrugMax common stock for financial reporting purposes. On May 15, 2000, the Company received a response from the Securities and Exchange Commission that was consistent with the position taken by Grant Thornton. The Company subsequently filed its Form 10-QSB for the fiscal quarter ended December 31, 1999 on May 23, 2000.

         Second, Grant Thornton, based upon the Agreement and Plan of Reorganization as filed, disagreed with the Company's characterization of the Becan/DrugMax transaction as a tax-free reorganization under the Internal Revenue Code of 1986, as amended, despite the intent of both the seller and the buyer that the transaction be a tax-free reorganization. As a further step in this reorganization, Becan subsequently merged into DrugMax, with DrugMax continuing as the surviving entity. The Company believes that the Becan/DrugMax transaction constituted a tax-free reorganization following the merger of Becan into DrugMax.

         The Company has authorized Grant Thornton to respond fully and without limitation to inquiries of Brimmer, Burek & Keelan LLP concerning each of the matters discussed above as to which Grant Thornton disagreed with the position of the Company.

         During the two most recent fiscal years and through the date of this filing, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K) of the type required to be disclosed by that section. The Company has not consulted with Brimmer, Burek & Keelan LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

         A letter of Grant Thornton LLP addressed to the Securities and Exchange Commission is included as Exhibit 16.2 to this Annual Report on Form 10-KSB. Such letter states that such firm agrees with the statements made by the Company in Form 8-K filed May 9, 2000 and Form 8-K/A filed June 5, 2000.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

NAME                       AGE      POSITION                                            DIRECTOR SINCE
----                       ---      --------                                            --------------
Jugal K. Taneja             56      Chairman of the Board, Chief Executive
                                    Officer and Director                                       1992

Paul A. Santostasi          65      Vice Chairman of the Board and Director                    1999

Kotha S. Sekharam, Ph.D.    49      President and Director                                     1995

Carol Dore-Falcone          35      Chief Financial Officer                                    N/A

Cani I. Shuman              43      Secretary and Treasurer                                    N/A

Martin A. Traber            54      Director                                                   1992

Rakesh K. Sharma, M.D.      43      Director                                                   1999

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

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

         Jugal K. Taneja has served as the Company's Chairman of the Board since its inception. Until June 1998 and since November 1999, he also served as the Company's Chief Executive Officer. From November 1991 until December 1998, he also served as the Chairman of the Board and Chief Executive Officer of NuMed Home Health Care, Inc., a provider of home health care services and contract staffing of health care employees. From June 1993 until March 1998, he was also the Chief Executive Officer of National Diagnostics, Inc., a provider of medical diagnostic services. NuMed Home Health Care, Inc and National Diagnostics, Inc., are publicly traded companies. Mr. Taneja is also a Director of DrugMax.com, inc., a public company operating as an online business to business wholesaler and retailer of pharmaceuticals, over-the-counter drugs, health and beauty care products and private label dietary supplements. Although he devotes substantial time to the operations and business of the Company, Mr. Taneja does not devote his full time to Company business.

         Paul A. Santostasi has been the Vice Chairman of the Board of the Company since the Company acquired Energy Factors in June 1998 and was the Chairman and Chief Executive Officer of Energy Factors from 1989 until its acquisition by the Company in June 1998. As Vice Chairman of the Company, Mr. Santostasi is responsible for acquisitions and new business ventures. Prior to his affiliation with Energy Factors, he was the founder, Chairman and Chief Executive Officer of Suncoast Plastics, a public company, from 1980 until 1989. Mr. Santostasi holds a B.S. degree in mechanical engineering.

         Dr. Kotha S. Sekharam has served as President and a director of the Company since June 1996. Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc. ("Nu-Wave") and served as its President from June 1996 through March 1998 and served as Nu-Wave's Vice President from September 1995 until June 1996. The Company acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, Inc., acquired by the Company in June 1998. Dr. Sekharam holds a Ph.D.

in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

         Carol Dore-Falcone has served as the Company's Chief Financial Officer since August 1999. Prior to that she was employed as an audit manager with Deloitte & Touche LLP, Certified Public Accountants, where she had served in various capacities since January 1990. Ms. Dore-Falcone is a certified public accountant and holds an M.B.A. from the University of Tampa.

         Cani I. Shuman has served as the Company's Secretary and Treasurer since April 2000, and has been Corporate Controller of the Company since February 1999. Prior to that she served as Chief Financial Officer of the Company since January 1998. Prior to her employment with the Company in January 1998, she was employed in public accounting with Hacker, Johnson, Cohen & Grieb, PA, and Copeland and Company, CPAs since January 1994. Prior to that, she held accounting positions in private industry. Ms. Shuman is a certified public accountant and holds a B.S. degree in Accounting from the University of South Florida.

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

KEY EMPLOYEES

         Mihir K. Taneja had served as Chief Executive Officer, Secretary and a director of Go2Pharmacy.com, Inc. since November 1999. Prior to that, he served as Go2Pharmacy's Vice President of Marketing from June 1998 to November 1999. He also served as the Company's Vice president of Marketing from July 1996 to November 1999. Prior to joining the Company, Mr. Taneja served as a market and financial analyst for Bancapital Corporation from 1994 to 1996. Mr. Taneja holds Bachelor of Arts degrees in finance and marketing from the University of Miami. Mr. Taneja is the son of Jugal K. Taneja.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's common stock is not traded in the "pink sheets" or on the OTC Bulletin Board or listed for trading on any stock exchange. None of the Company's directors or officers and no person who was the beneficial owner of more than ten percent of the Company's common stock has filed a Form 3 as required by Section 16(a) of the Securities And Exchange Act of 1934.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION(1)
                                                 ----------------------

NAME AND
PRINCIPAL POSITION                          YEAR      SALARY($)      BONUS($)
------------------                          ----      ---------     --------

Jugal K. Taneja, Chairman and CEO(2)        2000      $ 240,000     $    -0-
                                            1999      $  75,000     $    -0-
                                            1998      $  75,000     $  5,414

William L. LaGamba, CEO(3)                  2000      $ 86,526      $    -0-
                                            1999      $106,735      $    -0-

Paul A. Santostasi, Vice Chairman           2000      $125,000      $    240
                                            1999      $121,711      $    -0-

Kotha S. Sekharam, Ph.D., President         2000      $ 90,000      $    -0-
                                            1999      $ 75,000      $    -0-
                                            1998      $ 75,000      $  5,414
------------

(1) All employees of the Company during fiscal 2000 were paid by the Company. For fiscal 1998 and from April 1, 1998 through August 31, 1998, employees of the Company were deemed leased employees, pursuant to a Service Agreement by and between the Company and Nations Staffing, Inc., a non-affiliated company. The agreement was terminated on August 31, 1998.

(2) Mr. Taneja served as the Company's Chief Executive Officer until June 1998 and since November 1999.

(3) From June 1998 through November 1999, Mr. LaGamba served as the Company's Chief Executive Officer.

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

EMPLOYMENT AGREEMENTS

         On March 15, 1999, the Company entered into Employment Agreements with Messrs. Jugal Taneja, William LaGamba and Kotha Sekharam. Each of the March 15, 1999 Employment Agreements are for a term of three years and renew automatically for successive periods of one year after their expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. Mr. LaGamba's employment agreement terminated in November 1999 simultaneously with his resignation as Chief Executive Officer of the Company. Mr. Taneja's employment agreement was amended in January 2000, subsequent to his appointment as Chief Executive Officer of the Company. On May 1, 1998, the Company entered into an Employment Agreement with Mr. Santostasi, which ends on June 13, 2001. Salaries payable under the agreements are: Taneja - $240,000, Santostasi - $125,000 and Sekharam - $90,000.

         Certain significant employees of the Company have entered into employment agreements with Go2Pharmacy, which will become effective upon the successful completion of the initial public offering of Go2Pharmacy's common stock. At such time, employment agreements between the Company and such employees will be terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of June 29, 2000 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                            AMOUNT AND
                                                            NATURE OF             APPROXIMATE
TITLE OF          NAME AND ADDRESS                          BENEFICIAL              PERCENT
CLASS             OF BENEFICIAL OWNER(1)                   OWNERSHIP(2)             OF CLASS
-----             ----------------------                   ------------            ---------
Common            Jugal K. Taneja(3)                         1,172,927               40.2%

Common            Manju Taneja(4)                              432,851               14.8%

Common            William L. LaGamba(5)                        435,000               14.9%

Common            Michele LaGamba(6)                           435,000               14.9%

Common            Mihir K. Taneja                              369,999               12.7%

Common            Mandeep K. Taneja                            369,999               12.7%

Common            Kotha S. Sekharam, Ph.D.(7)                  115,616                4.0%

Common            Paul A. Santostasi(8)                           -0-                 -0-

Common            Carol Dore-Falcone                              -0-                 -0-

Common            Cani I. Shuman                                  -0-                 -0-

Common            Martin A. Traber                              10,000                 *
                  Foley & Lardner
                  100 North Tampa Street, 27th Floor
                  Tampa, FL 33602

Common            Rakesh K. Sharma, M.D.                          -0-                 -0-
                  1107 S. Myrtle Avenue
                  Clearwater, FL 33756

Common            All officers and directors as
                  a group (7 persons)                        1,298,543(8)            44.5%

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

(3) Includes 413,185 shares beneficially owned by Manju Taneja, Jugal K. Taneja's wife, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 670,076 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd.

(4) Includes 19,666 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 670,076 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.

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

(7) Includes 10,000 shares owned by Madhavi Sekharam, Dr. Sekharam's wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

(8) Paul A. Santostasi, a director and the Vice Chairman of the Company, does not beneficially own any common stock. Mr. Santostasi holds options to purchase 200,000 shares of common stock, none of which may be exercised within 60 days. Mr. Santostasi is a director, the president and the owner of 30% of the outstanding voting securities of U.S. Diversified Technologies, Inc. U.S. Diversified Technologies, Inc. owns 310,000 shares of Company Series A Convertible Preferred Stock, each of which is entitled to one vote. As such, Mr. Santostasi shares investment and voting power with respect to the shares of Series A Convertible Preferred Stock held of record by U.S. Diversified Technologies, Inc., as to which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         From September 1998 to November 1999, the Company provided to DrugMax, without charge, office and warehouse space, and the use of the Company's general office equipment in Largo, Florida.

         As a condition of making the Company's credit facility with The CIT Group/Credit Finance available, the lender required Jugal K. Taneja to personally guarantee the Company's credit facility in the aggregate maximum amount of $2,000,000. In March 1999, the Company granted to Mr. Taneja, in return for such guarantee, an option to purchase 500,000 shares of common stock of the Company at an exercise price of $2.50 per share. The option vests over three years. As of March 31, 2000, the outstanding balance on the credit facility was approximately $857,000.

         Paul A. Santostasi, the Company's Vice Chairman, is the president and the owner of approximately 30% of the issued and outstanding equity securities of U.S. Diversified Technologies, Inc. ("USDTI"). USDTI owns 310,000 shares of Series A Preferred Stock of the Company. In June 1998, the Company granted to Mr. Santostasi an option to purchase 200,000 shares of Company common stock at a purchase price of the greater of $9 per share or the price at which the common stock would be offered at the completion of a successful Initial Public Offering of the Company. The options vest over a period of three years, commencing on June 12, 1999.

         In March 1999, the Company granted options to purchase a total of 210,000 shares of common stock to eight of its employees under its 1999 Stock Option Plan. As of March 31, 2000, 50,000 of such options expired. In August 1999, the Company granted an option to purchase a total of 30,000 shares of common stock to one of its employees under its 1999 Stock Option Plan. All of the foregoing options vest equally over three years.

         In August and September 1999, Jugal K. Taneja, the Company's Chairman, loaned the Company $156,500, which the Company repaid with interest at 10% per annum in December 1999.

         In August 1999, William L. LaGamba, the Company's former Chief Executive Officer, loaned the Company $10,000, which the Company repaid with interest at 10% per annum in December 1999.

         On November 26, 1999, the Company sold a significant subsidiary, Becan, together with its wholly-owned subsidiary, Discount, to DrugMax, an affiliate of Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company. Mr. Taneja is a principal shareholder and a director of DrugMax. William L. LaGamba, the Chief Executive Officer of DrugMax is also a principal shareholder in the Company. In connection with the sale, in exchange for all of the outstanding shares of Becan common stock, the Company received the sum of $2,000,000 in cash, and 2,000,000 (post

October 1999 one-for-two reverse stock split) shares of DrugMax common stock. In addition, 1,000,000 shares of common stock of DrugMax were deposited into escrow for future issuance to the Company upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. The 500,000 shares remaining in escrow will be released to the Company in the year 2001, provided that DrugMax's operations attributable to Becan attain certain financial target levels in the fiscal year ending March 31, 2001.

         Until December 1999, substantially all of the products sold by DrugMax were manufactured by the Company. The Company has an agreement with DrugMax whereby DrugMax is committed to purchase products from the Company, provided such products are on terms which are no less favorable than the terms that could be obtained by DrugMax, for similar products, from a disinterested third party supplier.

         In December 1999, the Company loaned $2,250 to Kotha S. Sekharam, the Company's President. The loan is to payable on demand with interest at 10% per annum.

         For the period from November 26, 1999 through March 31, 2000, revenues of approximately $210,000 were recorded from sales by the Company to DrugMax.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  CONSOLIDATED FINANCIAL STATEMENTS.

See pages F-1 through F-26.

(a)(2) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Agreement And Plan Of Reorganization by and between Nutriceuticals.com Corporation and Dynamic Health Products, Inc. dated September 8, 1999.
         (1)

2.2 Merger Agreement By And Among Go2Pharmacy.com, Inc. (Florida) And Go2Pharmacy.com, Inc. (Delaware), dated June 26, 2000.

3.1 Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (2)

3.2 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (3)

3.3 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (4)

3.4 Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (4)

10.1 Employment Agreement between the Company and Paul Santostasi dated June 12, 1998. (4)

10.2 Employment Agreement between the Company and Jugal K. Taneja dated March 15, 1999. (4)

10.3 Employment Agreement between the Company and Dr. Kotha S. Sekharam dated March 15, 1999. (4)

10.4 Loan And Security Agreement between Dynamic Health Products, Inc. and Innovative Health Products, Inc. and The CIT Group/Credit Finance, Inc. dated February 2, 1999. (5)

10.5 Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999. (6)

10.6 Third Party Pledge Agreement in favor of First Community Bank of America from the Company, dated October 4, 1999. (6)

10.7 Line of Credit Agreement in favor of First Community Bank of America from the Company, dated October 4, 1999. (7)

10.8 Loan and Security Agreement in favor of First Community Bank of America, from Innovative Health Products, Inc., dated December 29, 1999. (7)

16.1 Letter of Kirkland, Russ, Murphy & Tapp, CPAs to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-K. (8)

16.2 Letter of Grant Thornton LLP to the Securities and Exchange Commission pursuant to the requirements of Item 304(a)(3) of Regulation S-K. (9)

21.1     Dynamic Health Products, Inc. - List of Subsidiaries.

27.1     Financial Data Schedule (for SEC use only).
------------

     (1) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 14, 1999, file number 0-23031, filed in Washington, D.C.

     (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

     (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

     (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C.

     (5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1998, file number 0-23031, filed in Washington, D.C.

     (6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-23031, filed in Washington, D.C.

     (7) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999, file number 0-23031, filed in Washington, D.C.

     (8) Incorporated by reference to the Company's Current Report on Form 8-K, dated April 29, 1999, file number 0-23031, filed in Washington, D.C.

     (9) Incorporated by reference to the Company's Current Report on Form 8-K/A, dated June 5, 2000, file number 0-23031, filed in Washington, D.C.

(b) REPORTS ON FORM 8-K.

         During the year ended March 31, 2000, the Company filed five reports on Form 8-K.

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

         Form 8-K dated December 8, 1999, with respect to the Company's November 26, 1999 sale of Becan Distributors, Inc.

         Form 8-K dated May 9, 2000, with respect to a change in the Company's certifying accountants to Brimmer, Burek & Keelan LLP, for the fiscal year ended March 31, 2000.

         Form 8-K/A dated June 5, 2000, with respect to a change in the Company's certifying accountants to Brimmer, Burek & Keelan LLP, for the fiscal year ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    DYNAMIC HEALTH PRODUCTS, INC.



DATED: July 14, 2000                By: /s/ JUGAL K. TANEJA
                                        ----------------------------------------
                                        Jugal K. Taneja, Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                       DATE
---------                           -----                                       ----
/s/ JUGAL K. TANEJA                 Chairman of the Board,                      July 14, 2000
-----------------------------       Chief Executive Officer and Director
Jugal K. Taneja

/s/ PAUL A. SANTOSTASI              Vice Chairman of the Board,                 July 14, 2000
-----------------------------       and Director
Paul A. Santostasi

/s/ KOTHA S. SEKHARAM               President and Director                      July 14, 2000
-----------------------------
Kotha S. Sekharam

/s/ CAROL DORE-FALCONE              Chief Financial Officer                     July 14, 2000
-----------------------------
Carol Dore-Falcone

/s/ MARTIN A. TRABER                Director                                    July 14, 2000
-----------------------------
Martin A. Traber

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


Independent Auditors' Report                                          F-2

Consolidated Balance Sheets as of March 31, 2000 and 1999             F-3

Consolidated Statements of Operations for the years ended
         March 31, 2000 and 1999                                      F-4

Consolidated Statements of Shareholders' Equity for

         the years ended March 31, 2000 and 1999                      F-5

Consolidated Statements of Cash Flows for the years ended
         March 31, 2000 and 1999                                      F-6 - F-7

Notes to Consolidated Financial Statements                            F-9 - F-26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2000 and the related consolidated statement of operations, shareholders' equity, and cash flows for the year ended March 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2000 and the consolidated results of operations and cash flows for the year ended March 31, 2000, in conformity with generally accepted accounting principles.

/S/ BRIMMER, BUREK & KEELAN LLP
-------------------------------
Brimmer, Burek & Keelan LLP

Tampa, Florida
July 8, 2000

              DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                          MARCH 31,       MARCH 31,
                                                                             2000           1999
                                                                         ------------    ------------
                                  ASSETS
Current assets:
 Cash                                                                    $  1,959,452    $    899,951
 Accounts receivable, net                                                     770,161       2,535,274
 Inventories, net                                                           1,677,344       2,580,753
 Prepaid expenses and other current assets                                    340,649         221,726
 Due from affiliates                                                           10,155            --
 Due from related parties                                                       2,250            --
                                                                         ------------    ------------
  Total current assets                                                      4,760,011       6,237,704

Property, plant and equipment, net                                          2,689,780       2,476,357

 Investment in unconsolidated affiliate                                     9,203,062           --
 Intangible assets (primarily goodwill), net                                1,043,669       1,769,153
 Other assets, net                                                            194,571          57,619
                                                                         ------------    ------------
  Total assets                                                           $ 17,891,093    $ 10,540,833
                                                                         ============    ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                        $  1,120,045    $  2,495,648
 Accrued expenses                                                             385,418         371,556
 Accrued income taxes                                                         400,000            --
 Current portion of long-term obligations                                     915,806         643,243
 Credit lines payable                                                       1,349,284       2,388,729
 Obligations to related parties                                                25,000          38,434
 Obligations to affiliates                                                     20,927           --
                                                                         ------------    ------------
  Total current liabilities                                                 4,216,480      5,937,610

Deferred income taxes                                                       3,363,000          --
Long-term obligations, less current portion                                 2,199,509       1,392,793
                                                                         ------------    ------------
  Total liabilities                                                         9,778,989       7,330,403
                                                                         ------------    ------------
Commitments and contingencies

Shareholders' equity (deficit):
 Series A Convertible Preferred stock, $.01 par value; 400,000 shares
  authorized; 310,000 shares issued and outstanding, at face value            775,000         775,000
 Series B 6% Cumulative Convertible Preferred stock, $.01 par value;
  800,000 shares authorized; 30,000 shares issued and outstanding,
  at face value                                                                75,000          75,000
 Common stock, $.01 par value; 20,000,000 shares authorized;
  2,917,224 and 3,535,224 shares issued and outstanding                        29,172          35,352
 Additional paid in capital                                                 1,861,788       3,400,615
 Retained earnings (accumulated deficit)                                    5,371,144      (1,075,537)
                                                                         ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY                                               7,112,104       3,210,430
                                                                         ------------    ------------
Total liabilities and shareholders' equity                               $ 17,891,093    $ 10,540,833
                                                                         ============    ============

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED       YEAR ENDED
                                                                         MARCH 31,        MARCH 31,
                                                                           2000             1999
                                                                       ------------     ------------
Revenues:
 Distribution                                                          $ 35,489,125     $ 31,981,531
 Manufacturing                                                            5,447,115        4,416,251
                                                                       ------------     ------------
  TOTAL REVENUES                                                         40,936,240       36,397,782
                                                                       ------------     ------------
Cost of goods sold:
 Distribution                                                            33,657,177       30,244,272
 Manufacturing                                                            3,806,569        3,419,046
                                                                       ------------     ------------
  TOTAL COST OF GOODS SOLD                                                37,463,746       33,663,318
                                                                       ------------     ------------

  GROSS PROFIT                                                             3,472,494        2,734,464

Selling, general and administrative expenses                              4,136,612        2,858,389
                                                                       ------------     ------------
OPERATING INCOME (LOSS) BEFORE OTHER
INCOME (EXPENSES)                                                          (664,118)        (123,925)

Other income (expenses):
 Interest income                                                             58,168           15,673
 Gain on sale of subsidiary                                              11,535,495             --
 Gain on transfer of equity securities                                      107,544             --
 Equity in loss of affiliated companies                                    (498,309)            --
 Other income and expenses, net                                             203,018          118,932
 Interest expense                                                          (527,617)        (373,489)
                                                                       ------------     ------------
  TOTAL OTHER INCOME (EXPENSE)                                            10,878,299         (238,884)
                                                                       ------------     ------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES                  10,214,181         (362,809)

(Income) loss attributable to minority interest                                --             63,450
                                                                       ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                                        10,214,181         (299,359)

Income taxes                                                              3,763,000             --
                                                                       ------------     ------------

NET INCOME (LOSS)                                                         6,451,181         (299,359)

Preferred stock dividends                                                     4,500            2,535
                                                                       ------------     ------------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                     $  6,446,681     $   (301,894)
                                                                       ============     ============

Basic income (loss) per share                                          $       1.87     $      (0.11)
                                                                       ============     ============
Basic weighted average number of common shares outstanding                3,452,260        2,865,190
                                                                       ============     ============

Diluted income (loss) per share                                        $       1.38     $      (0.11)
                                                                       ============     ============
Diluted weighted average number of common shares outstanding              4,671,328        2,865,190
                                                                       ============     ============

           See accompanying notes to consolidated financial statements

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   SERIES A                     SERIES B
                                                PREFERRED STOCK               PREFERRED STOCK                COMMON STOCK
                                           -------------------------     --------------------------    ---------------------------
                                             SHARES        DOLLARS          SHARES        DOLLARS        SHARES          DOLLARS
                                           -----------  -------------    -----------  -------------    -----------   -------------
Balances at March 31, 1998 (Restated)           --      $      --             --      $      --        1,984,926     $    19,849
Issuance of common stock at $1.50
  per share for cash                            --             --             --             --           33,333             333
Conversion of note payable to
  common stock at $.30 per share                --             --             --             --          271,106           2,711
Distributions to Becan shareholders             --             --             --             --             --              --
Issuance of preferred stock for
  acquisition of Energy Factors, Inc.        310,000        775,000           --             --             --              --
Issuance of common stock for minority
  interest acquisition of Becan
  Distributors, Inc.                            --             --             --             --          485,000           4,850
Issuance of common stock
  at $2.50 per share for cash                   --             --             --             --          200,000           2,000
Issuance of preferred stock at $2.50
  per share for cash, net of offering
  costs                                         --             --           30,000         75,000           --              --
Issuance of common stock for
  acquisition of J.Labs, Inc.                   --             --             --             --          100,000           1,000
Issuance of common stock for asset
  purchase                                      --             --             --             --           32,243             323
Issuance of common stock at $2.50
  per share for cash                            --             --             --             --          418,000           4,180
Conversion of note payable to
  common stock at $2.50 per share               --             --             --             --           10,616             106
Dividends on preferred stock                    --             --             --             --             --              --
Net loss                                        --             --             --             --             --              --
                                         -----------    -----------    -----------    -----------    -----------     -----------

Balances at March 31, 1999                   310,000        775,000         30,000         75,000      3,535,224          35,352

Redemption of 618,000 shares of
  common stock at $2.50 per share
  in exchange for notes payable                 --             --             --             --         (618,000)         (6,180)
Net loss                                        --             --             --             --             --              --
                                         -----------    -----------    -----------    -----------    -----------     -----------

Balances at March 31, 1999                   310,000    $   775,000         30,000    $    75,000      2,917,224     $    29,172
                                         ===========    ===========    ===========    ===========    ===========     ===========


                                                             RETAINED
                                          ADDITIONAL         EARNINGS            TOTAL
                                           PAID-IN         (ACCUMULATED        SHAREHOLDERS'
                                           CAPITAL           DEFICIT)             EQUITY
                                         -----------       -------------       ------------
Balances at March 31, 1998 (Restated)    $   972,807        $  (776,178)       $   216,478
Issuance of common stock at $1.50
  per share for cash                          49,667               --               50,000
Conversion of note payable to
  common stock at $.30 per share              78,620               --               81,331
Distributions to Becan shareholders          (48,407)              --              (48,407)
Issuance of preferred stock for
  acquisition of Energy Factors, Inc.           --                 --                 --
Issuance of common stock for minority
  interest acquisition of Becan
  Distributors, Inc.                         722,650               --              727,500
Issuance of common stock
  at $2.50 per share for cash                498,000               --              500,000
Issuance of preferred stock at $2.50
  per share for cash, net of offering
  costs                                      (17,226)              --              (17,226)
Issuance of common stock for
  acquisition of J.Labs, Inc.                   (500)              --                  500
Issuance of common stock for asset
  purchase                                    80,285               --               80,608
Issuance of common stock at $2.50
  per share for cash                       1,040,820               --            1,045,000
Conversion of note payable to
  common stock at $2.50 per share             26,434               --               26,540
Dividends on preferred stock                  (2,535)              --               (2,535)
Net loss                                        --             (299,359)          (299,359)
                                         -----------        -----------        -----------

Balances at March 31, 1999                 3,400,615         (1,075,537)         2,360,430

Redemption of 618,000 shares of
  common stock at $2.50 per share
  in exchange for notes payable           (1,538,827)              --           (1,545,007)
Net loss                                        --            6,446,681          6,446,681
                                         -----------        -----------        -----------

Balances at March 31, 1999               $ 1,861,788        $ 5,371,144        $ 7,262,104
                                         ===========        ===========        ===========

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED        YEAR ENDED
                                                                              MARCH 31,         MARCH 31,
                                                                                2000              1999
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                          $  6,451,181       $   (299,359)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation and amortization                                                  395,868            271,458
  Gain on involuntary conversion of property                                          --            (81,192)
  Loss on disposition of equipment                                                22,348                 --
  Minority interest                                                                   --            (63,450)
  Gain on sale of subsidiary                                                 (11,535,495)                --
  Gain on transfer of equity securities                                         (107,544)                --
  Equity in loss of affiliated companies                                         498,309                 --
 Changes in operating assets and liabilities (exclusive of effect of business acquisitions and disposition):
   Accounts receivable                                                          (501,593)        (1,470,593)
   Inventories                                                                  (307,969)        (1,171,789)
   Prepaid expenses and other current assets                                    (174,816)          (135,205)
    Other assets                                                                (193,612)                --
    Due from affiliates and related parties, net                                   8,522                 --
   Accounts payable                                                             (198,897)           182,742
   Accrued expenses                                                            1,364,960            (34,483)
    Accrued income taxes                                                         400,000                 --
    Deferred income taxes                                                      3,363,000                 --
                                                                            ------------       ------------
               Net cash used in operating activities                            (515,738)        (2,801,871)
                                                                            ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (574,540)          (301,041)
  Proceeds from involuntary conversion of property                                    --             99,100
  Proceeds from sale of equipment                                                 16,000                 --
  Increase in intangible assets                                                  (39,136)           (51,263)
  Cash paid for acquisitions, net                                                     --            (18,309)
  Proceeds from sale of subsidiary                                             2,000,000                 --
  Decrease (increase) in other assets                                                 --              7,940
                                                                            ------------       ------------
               Net cash provided by (used in) investing activities             1,402,324           (263,573)
                                                                            ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in revolving line of credit agreements                              652,071          2,203,728
  Proceeds from issuance of long-term obligations                              1,137,573            760,991
  Payments of long-term obligations                                           (1,603,295)          (763,527)
  Proceeds from issuance of shareholder loans                                    166,500            295,500
  Payments of shareholder loans                                                 (179,934)          (589,989)
  Distributions to shareholders, net                                                  --            (48,407)
  Proceeds from issuance of common stock                                              --          1,595,000
  Proceeds from issuance of preferred stock                                           --             57,774
                                                                            ------------       ------------
               Net cash provided by financing activities                         172,915          3,511,070
                                                                            ------------       ------------

Net increase in cash                                                           1,059,501            445,626

Cash at beginning of period                                                      899,951            454,325
                                                                            ------------       ------------

Cash at end of period                                                       $  1,959,452            899,951
                                                                            ============       ============

       See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                      YEAR ENDED   YEAR ENDED
                                                                       MARCH 31,    MARCH 31,
                                                                         2000        1999
                                                                       ---------   ----------
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                             $538,588    $382,869
  Cash paid during the period for income taxes                         $   --      $   --

Supplemental schedule of non-cash financing activities:
  Capital lease obligations incurred for purchase of property and
    equipment                                                          $124,941    $127,568

  Conversion of related party notes payable and accrued interest to
    common stock                                                       $   --      $107,871

  Transfer of equity securities in settlerment of liabilities          $807,000    $   --

During fiscal 1999, the Company completed several acquisitions in exchange for approximately $1,600,000 of the Company's stock. The Company assumed approximately $3,200,000 of liabilities and allocated approximately $3,000,000 to tangible assets (see Note 2). $3,000,000 to tangible assets (see Note 2).

          See accompanying notes to consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. ("Company") creates, manufactures, and packages a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. the Company's primary business segments are the contract manufacture of products for others throughout the United States and a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products throughout the United States. The channels of distribution for its proprietary products and the channels of distribution for the products it manufactures for others in the distribution business segment include health food, drug, convenience and mass market stores, and direct marketing through radio, catalog sales and infomercials.

RESTATEMENTS

On June 26, 1998, the Company acquired Becan Distributors, Inc. ("Becan") in a transaction accounted as if a combination of entities under common control and treated as if a "pooling of interests" (see Note 2). Accordingly, the accompanying consolidated financial statements for the year ended March 31, 1999 have been restated to reflect this 1999 acquisition of Becan.

Unless otherwise noted, all information has been adjusted to retroactively reflect the one-for-three reverse common stock split on August 11, 1998.

On November 26, 1999, Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. was sold to Drugmax.com, Inc. ("DrugMax"), an affiliate of the Company. See
Note 7. Accordingly, the consolidated financial statements for the year ended March 31, 2000 include the results of operations of Becan from April 1, 1999 through November 26, 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Go2Pharmacy.com, Inc. ("Go2"), Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. ("Discount"), Incredible Products of Florida, Inc. ("Incredible"), J. Labs, Inc. ("J.Labs"), Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd., Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today's Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

On August 12, 1997, the Company entered into a joint venture agreement with a group to form an Ohio limited liability company to market one of its products. Under the terms of the agreement, the Company has a 50% ownership and shares profits and losses equally. The Company is required to contribute half of the costs incurred in the initial marketing of the product. The Company accounts for the investment under the equity method of accounting. At March 31, 2000 and 1999, the investment on the records of the Company and the operations of the joint venture were not material.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories, net are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 4).

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

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the net assets acquired relating to the acquisitions (see Note 2). The excess of cost over net assets acquired (goodwill) is amortized over a 20-year period using the straight-line method. Lease costs and Non-compete agreements are amortized over a 5-year period, and loan costs are amortized over the life of the loan, and the straight-line method is used in computing the amortization. Accumulated amortization totaled approximately $126,033 and $87,000 at March 31, 2000 and 1999, respectively.

IMPAIRMENT OF ASSETS

The Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 2000 or 1999.

INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES - (CONTINUED)

statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

EARNINGS PER COMMON SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (See Note
13).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2000 and 1999, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

REVENUE RECOGNITION

Revenues are recognized for the distribution and manufacturing segments when the merchandise is shipped to the customer.

STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees, which uses the intrinsic method to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted in 2000 and 1999. If the Company had elected to recognize compensation expense for stock options based on the fair value at grant date consistent with the method prescribed by SFAS No. 123, net income and earnings per share would have been reduced (see Note 12).

ADVERTISING COSTS

The Company charges advertising costs to expense as incurred. Advertising expense was $124,697 and $170,000 for the years ended March 31, 2000 and 1999, respectively.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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

         LONG-TERM OBLIGATIONS: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2000, the fair value of the Company's long-term obligations approximated its carrying value.

         CREDIT LINES PAYABLE: The carrying amount of the Company's credit lines payable approximates fair market value since the interest rate on these instruments changes with market interest rates.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for the year ended March 31, 1999 to conform to the presentation at March 31, 2000.

NOTE 2 - ACQUISITIONS, MERGERS AND DISPOSITION

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

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 2 - ACQUISITIONS, MERGERS AND DISPOSITION - (CONTINUED)

The Company previously reported that 400,000 shares of Series A Convertible Preferred Stock were exchanged. The reduction of shares was a result of a "right of set-off" provision in the acquisition agreement based on the final evaluation of the net assets acquired.

The aggregate purchase price of $775,000 was allocated as follows:

         Inventory                                $     575,000
         Property, plant and equipment                2,167,000
         Other assets                                    82,000
         Goodwill                                       881,000
                                                  -------------
                                                      3,705,000
         Less: Liabilities assumed                   (2,930,000)
                                                  -------------
                                                  $     775,000

On June 26, 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. in exchange for 1,500,000 shares of common stock of the Company. The majority owners of Becan were also the majority shareholders of the Company and, as a result, the majority interest was accounted for as a combination of entities under common control and treated as if a "pooling of interests". 485,000 shares of common stock with a fair value of $727,500 (as estimated by the Board of Directors based on common stock sales to third parties) were exchanged for the minority interest and resulted in goodwill of approximately $700,000. Management has determined that the goodwill associated with this transaction will be amortized over a 20-year life. The results of operations of Becan for the twelve months ended March 31, 1999 have been reflected in the Company's results of operations for the fiscal year ended March 31, 1999. The Company subsequently sold Becan to DrugMax on November 26, 1999. See "Sale of Subsidiary" below.

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

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 2 - ACQUISITIONS, MERGERS AND DISPOSITIONS - (CONTINUED)

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

In February 2000, Dynamic Life Korea Ltd. ("Dynamic Korea") was incorporated under the laws of Korea as a wholly owned subsidiary of Dynamic Life Asia, LLC ("Dynamic Asia") which was formed on February 9, 2000 as a limited liability corporation under the laws of the state of Florida. Asia is a wholly owned subsidiary of Dynamic Life, Inc., formerly Incredible Products of Florida, Inc., which is a wholly-owned subsidiary of the Company.

Dynamic Korea was formed to market the Company's products to distributors in Korea, and commenced operation in April 2000. The laws of Korea require that a foreign owned company have minimum capitalization generally equivalent to 10% of annualized sales. The Company initially deposited $60,000 as an advance to incorporate Dynamic Korea and subsequently advanced approximately $290,000 as a contribution to capital in May 2000. As of March 31, 2000 there was no operating activity by Dynamic Asia or Dynamic Korea.

SALE OF SUBSIDIARY

On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax, to further certain of its business objectives, including without limitation, providing additional working capital to the Company. The Company received 2,000,000 shares of restricted common stock of Drugmax (with an estimated fair value of $10.00 per share) and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 1,000,000 restricted shares of common stock, $.001 par value, of DrugMax were placed in escrow pursuant to an escrow agreement, to be issuable at a future date to the Company upon the attainment by Becan of certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. The 500,000 shares remaining in escrow will be released to the Company in the year 2001, provided that DrugMax's operations attributable to Becan attain certain financial target levels in the fiscal year ending March 31, 2001. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder and a director of DrugMax. William L. LaGamba, the Chief Executive Officer of DrugMax is also a principal shareholder of the Company.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 3 - ACCOUNTS RECEIVABLE, NET

At March 31, 2000 and 1999, accounts receivable, net consist of the following:

                                                                                     2000               1999
                                                                                ---------------    ---------
         Distribution                                                           $      49,330        $ 1,782,404
         Manufacturing                                                                843,020            872,541
                                                                                -------------       ------------
                                                                                      892,350          2,654,945
         Less allowance for doubtful accounts                                        (122,189)          (119,671)
                                                                                 ------------       ------------

         Total                                                                   $    770,161        $ 2,535,274
                                                                                 ============        ===========

NOTE 4 - INVENTORIES

At March 31, 2000 and 1999, inventories, net consist of the following:

                                                                                     2000               1999
                                                                                ---------------    ---------
         Distribution:
            Raw materials                                                       $      37,141 $                -
            Finished goods                                                            153,148          1,300,182
                Less reserve for obsolescence                                                 (1,048)                        -
         Manufacturing:
            Raw materials                                                           1,397,780          1,100,823
            Work in process                                                            67,102            150,721
            Finished goods                                                             23,221             29,027
                                                                              ---------------     --------------

                                                                                  $ 1,677,344        $ 2,580,753
                                                                                  ===========        ===========

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2000 and 1999, property, plant and equipment consist of the following:

                                                                                     2000               1999
                                                                                ---------------    ---------
         Land and building                                                        $ 1,513,525        $ 1,421,460
         Machinery and equipment                                                    1,176,928          1,035,042
         Furniture, fixtures and equipment                                            405,423            214,597
         Vehicles                                                                      14,293             27,215
         Leasehold improvements                                                        31,390             21,854
                                                                               --------------      -------------
                                                                                    3,141,559          2,720,168
         Less accumulated depreciation and amortization                              (451,779)          (243,811)
                                                                                -------------       ------------

         Total                                                                    $ 2,689,780        $ 2,476,357
                                                                                  ===========        ===========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999



NOTE 6 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

Investments in net assets of affiliated companies accounted for under the equity method amounted to $9,203,062 at March 31, 2000.

The combined results of operations and financial position of the Company's equity-basis affiliates are summarized below:

                                                                                           Year Ended
                                                                                            MARCH 31, 2000
         Condensed Income Statement Information
         Net sales                                                                            $ 21,050,547
         Gross profit                                                                              143,776
         Net loss                                                                               (1,988,944)
         Condensed Balance Sheet Information:
         Current assets                                                                         12,106,932
         Non-current assets                                                                     26,982,358
         Current liabilities                                                                     6,914,593
         Non-current liabilities                                                                         -
         Net worth                                                                              32,171,070

On December 3, 1999, the Company transferred 134,500 shares of its investment in DrugMax.com, Inc. to certain creditors in satisfaction of $807,000 of its obligations and recorded a gain of $107,544 related to the transfer.

NOTE 7 - RELATED PARTY TRANSACTIONS

On May 29, 1998, approximately $81,000 of demand notes payable and unpaid interest payable to the spouse of the Chairman of the Company, was converted into 271,106 shares of the common stock of the Company. The notes and unpaid accrued interest at 8.5% were to be repaid in cash or, at the holder's option, converted into common stock at $.30 per share (which was the fair value of the common stock at the time of the note, as determined by the Board of Directors). Interest expense on these notes totaled $1,000 for the year ended March 31, 1999.

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

In 1999, the Company's President loaned $25,000 to the Company. In March 1999, the Company issued 10,616 shares of common stock to its President, valued at $2.50 per share, as payment in full of principal and accrued interest in the amount of approximately $27,000 due under the promissory note dated July 21, 1998. Interest on the notes accrued at the rate of 10% per annum, and totaled $1,500 for the year ended March 31, 1999.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


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

The Company charges a management fee of $20,000 per month to DrugMax for accounting and administrative services. The fee has been charged since the sale of Becan in November 1999 and is to continue at that rate through June 2000. From July 1, 2000 the charge will be on an hourly basis for services rendered.

See the acquisitions of related parties at Note 2.

NOTE 8 - INCOME TAXES

Income tax expense for the years ended March 31, 2000 and 1999 are as follows:

                                                                       2000                      1999
                                                                       ----                      ----
         Current income tax                                       $    400,000                            $   -
         Deferred income tax                                          3,363,000                       -
                                                                   ------------               ---------
Income tax expense                        $ 3,763,000              $   -
                                          ===========              =====

Income Taxes for the years ended March 31, 2000 and 1999 differ from the amounts computed by applying the effective U.S. federal income tax rate of 34% to income before income taxes as a result of the following:

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 8 - INCOME TAXES - (CONTINUED)

                                                              2000                    1999
                                                              ----                    ----
          Computed tax expense at the
            statutory rate                                     $ 3,843,000              $ (112,000)
                Increase (decrease) in taxes resulting
             from :
           State income taxes, net of federal tax
             benefit                                          -                      (11,000)
           Effect of permanent differences,
             principally non-deductible goodwill     -                             47,000
           Deferred assets not recognized            -                        76,000
           Receivable and inventory allowances          17,000                             -
           Gains on sales of subsidiary and on
                   securities                                                    (3,310,000)                         -
                 Equity in loss of affiliate company             187,000                           -
            Depreciation                                      (40,000)                     -
             Net operating loss utilization             (297,000)                          -
                                                 ----------------------           ----------
          Current income tax expense                   $      400,000            $          -
                                                     ================--          ============


Temporary differences that give rise to deferred tax assets and liabilities:

2000     1999

Deferred tax assets:
         Bad debts                                 $ 57,000            $ 45,000
         Inventories                                  64,000              54,000
         Deposits                                     37,000              32,000
         Net operating loss carryforwards            -                   294,000
                                            ------------------         ---------
Gross deferred tax assets                           158,000                        425,000
Less: Valuation allowance                                 -              371,000
                                            ------------------         ---------
                                                          158,000                          54,000
                                    ==================================                     ======


Deferred tax liabilities:
         Depreciation                          $     58,000            $ 54,000
         Gain on sale of subsidiary
           and securities                        3,463,000                    -
                                            ------------------         --------
                                               $3,521,000              $ 54,000
                                            ==================         ========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2000:

         YEAR ENDING MARCH 31

                  2001                                                                               $   103,575
2002       31,080
2003       31,080
2004       25,900
2005               -
                  Thereafter                                                                                -
                                                                                                        -----
                                                                                                       $ 191,635


Total rent expense for the years ended March 31, 2000 and 1999 was approximately $125,700 and $119,000, respectively.

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

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 9 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

COMMITMENTS AND CONTINGENCIES

The Company established a subsidiary in Korea to market its products to distributors in Korea. In May 2000, Dynamic Korea entered into an agreement to lease certain office and residential space for a one year period at a monthly rental amount of $16,500.

LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2000 should have a material adverse impact on its financial condition or results of operations.

YEAR 2000 ISSUE

The Company did not experience any failure of its own systems or those of any third party with whom it conducts business, as a result of the Year 2000. The Company cannot predict whether the failure of any such third party to be Year 2000 compliant will have a material adverse effect on the Company's business.

NOTE 10 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2000 and 1999:

                                                                                          2000           1999
                                                                                  ------  ----     ----------

           Notes payable collateralized by real property, due in monthly principal payments of $12,256 plus interest at a rate of 12% through October 2002, requiring a balloon payment due October 2002. This note was retired in September 1999 and replaced with the note described below.

                                                                                          $   -            $839,276
           Note payable collateralized by real property, due in monthly payments of $8,153, including interest at prime (9.00% at March 31,

           2000) plus 2.25% through October 2024.                                                                 -
                                                                                          876,764

           Note payable collateralized by certain equipment, due in monthly principal payments of $8,192 plus interest through February 2004, interest rate at prime (6.75% at March 31, 2000) plus 2.25%.

                                                                                         363,164            483,328

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


           Note payable collateralized by certain equipment, due in monthly payments of $2,874, including interest at 9.50% through January,
           2003.                                                                           85,350                 -

           Capitalized lease obligations for equipment, due in monthly principal and interest payments of approximately $8,659 through 2004.

                                                                                         290,820            264,551

           Convertible notes payable (Series A), convertible anytime after the expiration of six months after the consummation by the Company of an IPO at a conversion price of an amount equal to the lesser of 50% of the price at which the Company sold its common stock in the IPO or 50% of the average closing price of the common stock during the five trading days prior to the receipt by the Company of written notice of conversion, principal payments of $154,500 are payable quarterly on February 1, May 1, August 1, and November 1 until February 1, 2002 or until converted into common stock, interest at 8% per annum is also payable quarterly with the principal payments.

                                                                                        1,390,500                 -


           Unsecured 10% notes payable due at April 30, 1999                                    -           125,000

           Unsecured  10%  notes  payable  due at  the  closing  of an IPO  with
           interest.                                                                           -            125,000


           Other                                                                         108,717           198,881
                                                                                  --     -------           -------
                                                                                       3,115,315          2,036,036
           Less current maturities                                                       915,806            643,243
                                                                                  ---    -------            -------
           Total                                                                      $2,199,509         $1,392,793
                                                                                      ==========         ==========


At March 31, 2000, aggregate maturities of long-term obligations are as follows:

         YEAR ENDING MARCH 31,

                  2001                                                                              $    915,806
                  2002                                                                                 1,019,767
                  2003                                                                                   199,498
                  2004                                                                                   139,771
                  2005                                                                                    15,466
                  Thereafter                                                                             825,007
                                                                                                    ------------

                  Total                                                                              $ 3,115,315
                                                                                                     ===========


                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 10 - LONG-TERM OBLIGATIONS - (CONTINUED)

In February 2000 the holders of the Series A 8% convertible notes payable were issued common stock purchase warrants. No value was assigned to the warrants as the value was insignificant. Each stock warrant entitles the holder to purchase one (1) share of common stock for each $2.50 of principal amount loaned at an exercise price equal to the lesser of 50% of the price at which the Company common stock is sold in a IPO or 50% of the average closing price of the common stock during the five trading days prior to the receipt by Company of a Notice of Exercise from the warrant holder. The warrants expire December 31, 2004.

NOTE 11 - CREDIT LINES PAYABLE

In February 1999, the Company established a $2 million revolving credit facility scheduled to mature in February 2002. The credit available to the Company is based on a percentage of eligible accounts receivable and inventory. A portion of the proceeds from the line of credit was funded in the form of a 60-month term loan for approximately $491,000 (see Note 9). The credit available to the Company under this line was approximately $780,285 at March 31, 2000. The facility imposes no financial covenants. Minimum borrowing under the agreement is $1,000,000. The agreement places limitations on disposition of assets and debt funding to transactions within the normal course of business and restricts the payment of dividends to any shareholder of record of any class of Company stock during the term of the agreement. All borrowings accrue interest at prime (8.75% at March 31, 2000) plus 2.25% and are secured by all assets of the company except those of Becan and Discount. At March 31, 2000, the Company had borrowed $856,551 under this facility.

In December 1999, the Company established a $500,000 revolving credit facility scheduled to mature in November 2000. The collateral for this loan is a certificate of deposit owned by the Company and held by the lending institution. The credit available to the company under this line was approximately $7,300 at March 31, 2000. The facility imposes no financial covenants. All borrowings accrue interest at 2.10% over the rate paid on the certificate of deposit serving as collateral for this loan. At March 31, 2000, the Company had borrowed $492,733 under this facility.

The credit lines payable are included with current liabilities instead of long-term liabilities as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

NOTE 12 - SHAREHOLDERS' EQUITY

In August 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, a one-for-three reverse stock split of the common stock of the Company was effected.

In August 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, the Company established Series A Convertible Preferred Stock. The Series A Preferred was issued in conjunction with the Company's acquisition of Energy Factors. Terms associated with the issuance of the Series A Preferred are: (1) Shareholders are not entitled to receive dividends, (2) Liquidation preference of $5 per share over any junior stock, including common stock, (3) Automatic conversion to one share of common stock if the average closing price of the common stock for any five

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 12 - SHAREHOLDERS' EQUITY (CONTINUED)

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

In February 2000, the Company issued $1,545,000 aggregate principal amount of its Series A 8% Convertible Promissory Notes (Notes) and Warrants to purchase common stock of the Company. The Notes and Warrants were issued in exchange for 618,000 shares of the Company's common stock, which shares were issued in conjunction with a private placement undertaken in 1998. The Notes are convertible, and the Warrants exercisable, for shares of the Company's common stock at a price equal to the lesser of (i) 50% of the price at which the Company sells its shares of common stock in an initial public offering, or (ii) 50% of the average closing price of the common stock during the five trading days prior to receipt by the Company of written notice of conversion. The Warrants expire if the Company does not complete an initial public offering by December 31, 2002. Principal of and interest on the Notes is payable on each February 1, May 1, August 1 and November 1, with the entire unpaid balance, plus accrued interest thereon, payable in full on February 1, 2002. The 618,000 shares of the Company's common stock were subsequently canceled by the Company.

NOTE 13 - STOCK OPTIONS

EMPLOYEE STOCK OPTION PLAN

The Company's Stock Option Plan ("SOP") was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and to enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. In March 1999, options were granted, under the SOP, to purchase 210,000 shares of common stock of the Company at $2.50 per share, vesting equally over a three-year period from the date of grant.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 13 - STOCK OPTIONS - (CONTINUED)

OTHER TRANSACTIONS

In March 1999, the Company granted the Chairman options to purchase 500,000 shares of common stock at $2.50 per share, which is the fair value as determined by the Board of Directors. The options were granted in return for the guarantee of the credit lines payable by the Chairman, and vest equally over a three-year period from the date of grant.

In conjunction with an acquisition, the Company issued options to purchase 200,000 shares at $9.00 per share (See Note 2).

The following table summarizes information about the aggregate stock option activity for the years ended March 31, 2000 and 1999:

                                                                      2000                           1999
                                                        -------------------------------------------------

                                                                               Weighted                    Weighted
                                                                               Average                     Average
                                                                  Number      Exercise       Number       Exercise
                                                                OF SHARES     PRICE        OF SHARES      PRICE

     Outstanding, beginning of year                               910,000  $       3.93            - $            -
     Granted                                                       30,000          2.50      910,000           3.93
     Exercised                                                          -             -            -              -
     Expired                                                      (50,000)          2.50            -              -
                                                               ---------- ------------------------------------------
     Outstanding vested, end of year                              890,000 $        3.96      910,000    $      3.93
                                                                ========= =============     ========    ===========

     Options vested, end of year                                  286,667   $4.01                    $            -
                                                                  =======   =====      ============================

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

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 13 - STOCK OPTIONS - (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                                                     Weighted
                                                                                      Average
                                                                                     Remaining        Weighted
                                                                                    Contractual       Average
                   Range of                                          Number            Life           Exercise
               EXERCISE PRICES                                    OUTSTANDING         (YEARS)          PRICE
           Outstanding Shares

                     $2.50                                               690,000       4.02            $2.50
                     $9.00                                               200,000       3.25            $9.00

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

                                                                                                      1999

         Net earnings (loss):
           As reported                                                                                             $   (301,894)
           Pro forma                                                                                $   (330,000)

         Net earnings (loss) per common share - basic and diluted:

             As reported                                                                          $         (0.11)
             Pro forma                                                                            $         (0.12)


The fair value of each option grant is estimated on the date of grant using the Binomial options pricing model with the following weighted average assumptions used for grants in 1999: no dividend yields; expected volatility of 50%; risk free interest rates of 5.6%; and expected lives of 4.5 years. The weighted average fair value of options granted in 1999 is $.97.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 14 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net earnings per common share:

                                                                                    2000                      1999
                                                                              ---------------           ----------

         Numerator:
           Net earnings (loss)                                                                              $  (299,359)
           Less:  preferred stock dividends                                                                      (2,535)
                                                                                                           ------------

                                                                                                             $ (301,894)

         Denominator:
           For basic earnings per share - weighted and dilutive
             average shares                                                                                   2,865,190
           Effect of dilutive securities:
             Employee stock options                                                                                   -
             Series A Convertible Preferred Stock                                                                     -
             Series B Cumulative Convertible Preferred Stock                                                          -
                                                                                                       ----------------

           For diluted earnings per share                                                                     2,865,190
                                                                                                              =========

         Net earnings (loss) per common share - Basic                                                    $        (0.11)
         Net earnings (loss) per common share - Diluted                                                  $        (0.11)

The effect of all dilutive securities for 2000 (see Notes 9, 11 and 12) were not included in the calculation of diluted net loss per share, as the effect would have been anti-dilutive.

NOTE 15 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base as of March 31, 2000. For the year ended March 31, 2000, one customer represented approximately % of revenues derived from distribution while three customers represented approximately % of revenues derived from manufacturing operations. No customers represented 10% or more of consolidated revenues as of March 31, 1999. For the year ended March 31, 1999, one customer represented 10.8% of revenues derived from distribution while three customers represented approximately 32% of revenues derived from manufacturing operations.

The Company has no concentration of customers within specific geographic areas outside the United States that would give rise to significant geographic credit risk.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999

NOTE 16 - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass-market stores, and direct marketing through radio, catalog sales and infomercials throughout the United States. The Company has two manufacturing facilities located in the greater Tampa Bay, Florida area and distribution centers located in Pittsburgh, Pennsylvania and Mandeville, Louisiana. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation. The Company sold its distribution subsidiary on November 26, 1999 and thereafter was only a manufacturing segment.

The following table shows net sales, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2000 and 1999.

                                                                                    2000               1999
                                                                               --------------     ---------
                                                                                          (in thousands)
         Revenues
           Distribution                                                                              $    31,982
           Manufacturing                                                                                   4,416
                                                                                                   -------------
                                                                                                          36,398

         Intersegment sales                                                                                2,750
                                                                                                    ------------
         Total                                                                                        $   39,148
                                                                                                      ==========

         Gross profit

           Distribution                                                                              $     1,737
           Manufacturing                                                                                     997
                                                                                                   -------------
         Total                                                                                       $     2,734
                                                                                                     ===========

                                                                                    2000               1999
                                                                               --------------     ---------
                                                                                          (in thousands)
         Operating income (loss)
           Distribution                                                                           $           (5)
           Manufacturing                                                                                    (119)
                                                                                                   -------------
         Total                                                                                      $       (124)
                                                                                                    ============

         Assets

           Distribution                                                                              $     4,736
           Manufacturing                                                                                   4,618
           Corporate                                                                                       1,187
                                                                                                   -------------
         Total                                                                                       $    10,541
                                                                                                     ===========

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


NOTE 17 - SUBSEQUENT EVENTS

PUBLIC OFFERING

The Company's wholly owned subsidiary Go2Pharmacy.com, Inc. (Go2) filed a registration statement with the Securities and Exchange Commission to offer up to 1,150,000 shares of common stock to the public. The gross proceeds are projected to be approximately $10,000,000 and the proceeds of the offering are to be generally used to fund expansion of the business, retirement of debt and working capital.

PENDING PURCHASE OF COMPANY

Simultaneously with the public offering, Go2 has an agreement to acquire the Delaware corporation Go2Pharmacy.com, Inc. (Go2Delaware) for 3,000,000 shares of common stock of Go2.

In April 2000, the Company formed a new wholly owned subsidiary to market and distribute the Company's own branded product, Lean Protein.