Form 10QSB
period 2000-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2000-08-15
CIK 949925

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23031


                          DYNAMIC HEALTH PRODUCTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


       STATE OF FLORIDA                                          34-1711778
-------------------------------                                 -------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


6950 BRYAN DAIRY ROAD, LARGO, FLORIDA                               33777
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)



         Issuer's telephone number, including area code: (727) 544-8866


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 10, 2000 was 2,917,141 (exclusive of Treasury Shares).

                         PART I - FINANCIAL INFORMATION


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          JUNE 30,           MARCH 31,
                                                                            2000               2000
                                                                        ------------       ------------
                                                                         (UNAUDITED)         (AUDITED)

                  ASSETS

Current assets:
       Cash and cash equivalents                                        $    323,772       $    693,595
       Marketable equity securities, net                                     591,803            754,996
       Certificate of deposit, restricted                                    516,350            510,861
       Accounts receivable, net                                              697,655            770,161
       Inventories                                                         2,158,044          1,677,344
       Prepaid registration expenses                                         283,616            252,356
       Prepaid expenses and other current assets                             388,073             88,293
       Due from affiliates                                                    31,576             10,155
       Due from related parties                                                2,250              2,250
                                                                        ------------       ------------
Total current assets                                                       4,993,139          4,760,011

Property, plant and equipment, net                                         2,686,477          2,689,780

Intangible assets, net                                                     1,022,045          1,043,669
Investments in unconsolidated affiliates                                   8,770,849          9,212,562
Other assets, net                                                            446,130            185,071
                                                                        ------------       ------------
TOTAL ASSETS                                                            $ 17,918,640       $ 17,891,093
                                                                        ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                 $  1,340,733       $  1,120,045
       Other payables                                                        664,295            273,980
       Current portion of long-term obligations                              889,816            915,806
       Credit lines payable                                                1,124,770          1,349,284
       Accrued expenses                                                      228,480            111,438
       Accrued income taxes                                                  400,000            400,000
       Obligations to affiliates                                              24,157             20,927
       Obligations to related parties                                         65,000             25,000
                                                                        ------------       ------------
Total current liabilities                                                  4,737,251          4,216,480

Deferred income taxes                                                      3,308,315          3,363,000
Long-term obligations, less current portion                                1,985,626          2,199,509
                                                                        ------------       ------------
TOTAL LIABILITIES                                                         10,031,192          9,778,989
                                                                        ------------       ------------

Commitments and contingencies

Shareholders' equity:
       Series A Convertible Preferred stock, $.01 par value;
         400,000 shares authorized; 310,000 shares issued
         and outstanding, at face value                                      775,000            775,000
       Series B 6% Cumulative Convertible Preferred stock,
         $.01 par value; 800,000 shares authorized;
         30,000 shares issued and outstanding, at face value                  75,000             75,000
       Common stock, $.01 par value; 20,000,000 shares authorized;
         2,917,224 shares issued and outstanding                              29,172             29,172
       Additional paid-in capital                                          1,860,663          1,861,788
       Retained earnings                                                   5,244,828          5,371,144
       Accumulated other comprehensive income:
            Unrealized losses on marketable equity securities                (97,215)                --
                                                                        ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                                                 7,887,448          8,112,104
                                                                        ------------       ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 17,918,640       $ 17,891,093
                                                                        ============       ============



     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            JUNE 30,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
Revenues:
     Distribution                                $  1,512,180       $ 12,612,329
     Manufacturing                                  1,535,838          1,306,068
                                                 ------------       ------------
TOTAL REVENUES                                      3,048,018         13,918,397
                                                 ------------       ------------

Cost of goods sold:
     Distribution                                     489,676         12,108,369
     Manufacturing                                    894,258          1,019,286
                                                 ------------       ------------
TOTAL COST OF GOODS SOLD                            1,383,934         13,127,655
                                                 ------------       ------------

GROSS PROFIT:
     Distribution                                   1,022,504            503,960
     Manufacturing                                    641,580            286,782
                                                 ------------       ------------
TOTAL GROSS PROFIT                                  1,664,084            790,742
                                                 ------------       ------------

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                        1,269,898            971,725
                                                 ------------       ------------

OPERATING INCOME (LOSS) BEFORE
     OTHER INCOME AND EXPENSE                         394,186           (180,983)

Other income (expense):
     Interest income                                   11,493              9,421
     Other income and expenses, net                    27,853            124,592
     Equity in loss of affiliated companies          (441,781)                --
     Interest expense                                (118,067)          (134,681)
                                                 ------------       ------------
TOTAL OTHER INCOME (EXPENSE)                         (520,502)              (668)
                                                 ------------       ------------

LOSS BEFORE INCOME TAXES                             (126,316)          (181,651)

Income taxes                                               --                 --
                                                 ------------       ------------

NET LOSS                                             (126,316)          (181,651)

Preferred stock dividends                               1,125              1,125
                                                 ------------       ------------

NET LOSS AVAILABLE
     TO COMMON SHAREHOLDERS                      $   (127,441)      $   (182,776)
                                                 ============       ============

Basic loss per share                             $      (0.04)      $      (0.05)
                                                 ============       ============

Basic weighted average number of
     common shares outstanding                      2,917,224          3,535,224
                                                 ============       ============

Diluted loss per share                           $      (0.04)      $      (0.05)
                                                 ============       ============

Diluted weighted average number of
     common shares outstanding                      2,917,224          3,535,224
                                                 ============       ============


See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                        THREE MONTHS ENDED JUNE 30, 2000



                                              SERIES A                         SERIES B
                                          PREFERRED STOCK                   PREFERRED STOCK                     COMMON STOCK
                                    ----------------------------      ----------------------------      ----------------------------
                                       SHARES          DOLLARS           SHARES          DOLLARS           SHARES           DOLLARS
                                    -----------      -----------      -----------      -----------      -----------      -----------
BALANCES AT MARCH 31, 2000              310,000      $   775,000           30,000      $    75,000        2,917,224      $    29,172

Accrual of preferred dividends               --               --               --               --               --               --

Net loss                                     --               --               --               --               --               --

Other comprehensive income                   --               --               --               --               --               --
                                    -----------      -----------      -----------      -----------      -----------      -----------
BALANCES AT JUNE 30, 2000           $   310,000      $   775,000      $    30,000      $    75,000        2,917,224      $    29,172
                                    ===========      ===========      ===========      ===========      ===========      ===========

                                                                            ACCUMULATED OTHER
                                                                          COMPREHENSIVE INCOME
                                                                          --------------------
                                           ADDITIONAL                          UNREALIZED          TOTAL
                                            PAID-IN          RETAINED          LOSSES ON       SHAREHOLDERS'
                                            CAPITAL          EARNINGS          SECURITIES          EQUITY
                                          -----------       -----------       -----------       -----------
BALANCES AT MARCH 31, 2000                $ 1,861,788       $ 5,371,144       $        --       $ 8,112,104

Accrual of preferred dividends                 (1,125)               --                --            (1,125)

Net loss                                           --          (126,316)               --          (126,316)

Other comprehensive income                         --                --           (97,215)          (97,215)
                                          -----------       -----------       -----------       -----------
BALANCES AT JUNE 30, 2000                 $ 1,860,663       $ 5,244,828       $   (97,215)      $ 7,887,448
                                          ===========       ===========       ===========       ===========



    See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                     JUNE 30,              JUNE 30,
                                                                       2000                  1999
                                                                     ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                       $(127,441)            $(182,776)

      Adjustments to reconcile net loss to net
        cash from operating activities:
           Depreciation and amortization                               103,342                98,212
           Equity in loss of affiliated company                        441,713                    --
           Changes in operating assets and liabilities:
                Accounts receivable                                     72,506              (410,120)
                Inventory                                             (480,700)             (308,727)
                Due from affiliates                                    (21,421)                   --
                Prepaid registration expenses                          (31,260)                   --
                Prepaid expenses and other current assets             (299,780)             (132,453)
                Increase in other assets                              (261,059)               (8,038)
                Accounts payable                                       220,688               835,798
                Other payables                                         448,768               (27,052)
                Accrued expenses                                       111,534                16,030
                                                                     ---------             ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    176,890              (119,126)
                                                                     ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                              (78,396)             (244,801)
      Purchases of marketable securities                               (47,160)                   --
      Increase in intangible assets                                         --                  (500)
                                                                     ---------             ---------
NET CASH USED IN INVESTING ACTIVITIES                                 (125,556)             (245,301)
                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net change in revolving line of credit agreements               (224,514)             (175,086)
      Proceeds from issuance of long-term obligations                       --               124,941
      Payments of long-term obligations                               (239,873)             (251,972)
      Proceeds from issuance of related party obligations               43,230                    --
      Payments of related party obligations                                 --               (13,434)
                                                                     ---------             ---------
NET CASH USED IN FINANCING ACTIVITIES                                 (421,157)             (315,551)
                                                                     ---------             ---------

NET INCREASE (DECREASE) IN CASH                                       (369,823)             (679,978)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       693,595               899,951
                                                                     ---------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 323,772             $ 219,973
                                                                     =========             =========


    See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                              CONTINUED (UNAUDITED)

                                                             THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                   JUNE 30,            JUNE 30,
                                                                     2000                1999
                                                                   --------            --------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                      $ 93,652            $134,115
                                                                   ========            ========
     Cash paid during the period for income taxes                  $     --            $     --
                                                                   ========            ========

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
       property and equipment                                      $     --            $124,941
                                                                   ========            ========



See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 2000.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements as of and for the three months ended June 30, 2000 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries (collectively the "Company"), Go2Pharmacy.com, Inc. ("Go2") and its subsidiary Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), J. Labs, Inc. ("JLabs"), Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (collectively "Dynamic Life"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today's Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements as of and for the three months ended June 30, 1999 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries, Go2, JLabs, Herbal, Dynamic Life, and Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan"). Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its June 30, 2000 condensed consolidated financial statements.

NOTE D-INVESTMENT IN UNCONSOLIDATED AFFILIATE

         Investment in net assets of an affiliated company accounted for under the equity method amounted to $8,761,282 as of June 30, 2000 with $441,781 being recorded as our share of their loss for the three months ended June 30, 2000. As the investment did not exist during the comparable June 30, 1999 period presented, no financial information for the Company's equity-basis affiliate is provided as of and for the three months ended June 30, 1999.

         The combined results of operations and financial position of the Company's equity-basis affiliate is summarized below as of and for the three months ended June 30, 2000:

                                                         JUNE 30, 2000
                                                         -------------
       Condensed Income Statement Information:
          Net sales                                       $ 28,816,653
          Gross profit                                       1,002,962
          Net loss                                          (1,519,829)
       Condensed Balance Sheet Information:
          Current assets                                    20,160,581
          Non-current assets                                29,973,325
          Current liabilities                               15,989,713
          Non-current liabilities                            1,471,575
          Total shareholders' equity                        32,672,618

NOTE E-COMPREHENSIVE INCOME

         The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months ended June 30, 2000 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders' equity section of the balance sheet in addition to presenting a consolidated statement of changes in equity statement. The following presents comprehensive income as of June 30, 2000:

                                                     BEFORE-TAX     TAX (EXPENSE)   NET-OF-TAX
                                                       AMOUNT          BENEFIT        AMOUNT
                                                     ----------     ------------    ----------
          Unrealized losses on marketable equity
            securities held for sale                  $(151,900)      $  54,685      $ (97,215)
                                                      ---------       ---------      ---------
          Other comprehensive income                  $(151,900)      $  54,685      $ (97,215)
                                                      =========       =========      =========

NOTE F-SEGMENT INFORMATION

         The Company has two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in the greater Tampa Bay, Florida area. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, where as on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

         The Company sold Becan, one of its distribution subsidiaries, in November 1999. Becan had distribution centers located in Pittsburgh, Pennsylvania and Mandeville, Louisiana. Based on the sale of this subsidiary, Becan's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the three months ended June 30, 1999.

         The Company commenced operations for one of its distribution subsidiaries, Dynamic Korea, during April 2000. Based on the date of commencing initial operations, Dynamic Korea's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the three months ended June 30, 2000.

         Presented below is condensed segment information as of and for the three months ended June 30, 2000 and 1999, as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information:

                                       2000                   1999
                       -----------------------------------------------
                                    (UNAUDITED)            (UNAUDITED)
Revenues:
     Distribution                  $    260,143           $ 12,693,205
     Distribution - Korea             1,885,981                     --
     Manufacturing                    1,535,838              1,363,782
     Intersegment                       787,867                139,657
Gross profit:
     Distribution                       129,004                447,780
     Distribution - Korea               780,804                     --
     Manufacturing                      641,580                342,425
Operating income (loss):
     Distribution                       (86,666)               (88,108)
     Distribution - Korea               283,039                     --
     Manufacturing                      198,924                (36,591)
Assets:
     Distribution                       938,979              4,841,027
     Distribution - Korea             1,146,777                     --
     Manufacturing                    5,053,170              5,610,096
     Intersegment                       697,391                212,404

NOTE G-INCOME TAXES

         The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of June 30, 2000 of $400,000 and $3,308,315, respectively, primarily due to the gain on the November 1999 sale of Becan.

NOTE H-RELATED PARTY TRANSACTIONS

         In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chief Executive Officer and Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. In the event that a public offering is not completed, the principal balance and any unpaid accrued interest is to be repaid in six equal monthly installments. As of June 30, 2000, the outstanding principal balance on this note was $20,000 and is included in obligations to related parties.

         In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. In the event that a public offering is not completed, the principal balance and any unpaid accrued interest is to be repaid in six equal monthly installments. As of June 30, 2000, the outstanding principal balance on this note was $20,000 and is included in obligations to related parties.

NOTE I-SUBSEQUENT EVENTS

         Go2 has filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement is subject to completion and there can be no assurance as to the successful completion of the initial public offering. Simultaneous and conditioned upon the offering, Go2 will be acquiring the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. If the offering is completed successfully, the Company will own 3,000,000 shares, or 42.8% of the common stock of Go2. Reference is made to Go2Pharmacy.com, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on July 25, 2000.

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

         Cost of goods sold is comprised of direct manufacturing and material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead. Research and development expenses are charged against cost of goods sold as incurred. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital equipment expenditures and other working capital needs.

         In November 1999, the Company sold Becan, a significant subsidiary of the Company, a distributor and wholesaler of prescription pharmaceuticals. The condensed consolidated financial statements for the three months ended June 30, 1999 include the results of operations for Becan.

         In February 2000, the Company formed Dynamic Life Korea Ltd. ("Dynamic Korea"), as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea commenced its operations in April 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. Total revenues decreased $10.9 million, or 78.1%, to $3.0 million for the three months ended June 30, 2000, as compared to $13.9 million for the three months ended June 30, 1999. Distribution revenues decreased $11.1 million, or 88.0%, to $1.5 million for the three months ended June 30, 2000, as compared to $12.6 million for the three months ended June 30, 1999. The decrease primarily resulted from the absence of revenues associated with Becan and is partially offset by an increase in revenues associated with Dynamic Korea. Manufacturing revenues increased $230,000, or 17.6%, to $1.5 million for the three months ended June 30, 2000, as compared to $1.3 million for the corresponding period. The increase was primarily attributable to increased volume of private label sales resulting from continued expansion of marketing efforts and the introduction of new products.

         GROSS PROFIT. Total gross profit increased $873,000, or 110.4%, to $1.6 million for the three months ended June 30, 2000, as compared to $791,000 for the three months ended June 30, 1999. Gross margin increased from 5.7% for the three months ended June 30, 1999 to 54.6% for the three months ended June 30, 2000. Distribution gross profit increased $519,000, or 102.9%, to $1.0 million for the three months ended June 30, 2000, as compared to $504,000 for the three months ended June 30, 1999. For the three months ended June 30, 2000, distribution gross margin increased to 67.6%, from 4.0% in the corresponding period. The increase was primarily attributable to revenues and related cost of goods sold associated with Dynamic Korea during the three months ended June 30, 2000, which yields a higher gross margin than that of Becan, whose revenues and related cost of goods sold were reflected in the corresponding period. Manufacturing gross profit increased $355,000, or 123.7%, to $642,000 for the three months ended June 30, 2000, as compared to $287,000 in the corresponding period. For the three months ended June 30, 2000, manufacturing gross margin increased to 41.8%, from 22.0% in the corresponding period. The increase was primarily attributable to an increase in sales volume and a change in the mix of sales, which yields a higher gross margin.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $298,000, or 30.7%, to $1.3 million for the three months ended June 30, 2000, as compared to $972,000 in the corresponding period. The increase was primarily attributable to additional advertising and promotional expenses, rents, as well as payroll expenses and costs associated with fringe benefits to support our increased sales and the Company's overall growth. As a percentage of sales, selling, general and administrative expenses increased to 41.7% for the three months ended June 30, 2000 from 7.0% in the corresponding period.

         INTEREST INCOME (EXPENSE), NET. Interest expense, net of interest income decreased $19,000 to $107,000 for the three months ended June 30, 2000 from $125,000 for the three months ended June 30, 1999. The decrease in interest expense was a result of increases in principal payments on outstanding obligations.

         INCOME TAXES. At June 30, 2000, the Company had accrued income taxes of $400,000 and a deferred income tax liability of $3.3 million, primarily associated with the gain on the November 1999 sale of Becan. The Company had no income tax expense for the three months ended June 30, 2000 due to the loss incurred in that three month period, as adjusted for nondeductible loss in equity of affiliated company and nontaxable foreign source income.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2000 and 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company and from cash provided by operations. The Company had working capital of $256,000 at June 30, 2000, inclusive of current portion of long-term obligations and credit facilities, as compared to a working capital deficit of $37,000 at June 30, 1999.

         Net cash provided by operating activities was $177,000 for the three months ended June 30, 2000, as compared to net cash used in operating activities of $119,000 for the three months ended June

30, 1999. Cash provided was primarily attributable to a decrease in accounts receivable of $73,000, an increase in accounts payable of $221,000, an increase in other payables of $449,000 and an increase in accrued expenses of $112,000, partially offset by an increase in inventory of $481,000, an increase in due from affiliates of $21,000, an increase in prepaid registration expenses of $31,000, an increase in prepaid expenses and other current assets of $300,000 and an increase in other assets of $261,000.

         Net cash used in investing activities was $126,000, representing the purchase of property and equipment, and plant modifications of $78,000 and purchases of marketable securities of $47,000.

         Net cash used in financing activities was $421,000, representing repayments on revolving lines of credit of $225,000, repayments of long-term obligations of $240,000, partially offset by proceeds from issuance of related party obligations of $43,000.

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

         In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by a personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. At June 30, 2000, the outstanding principal balance on the line of credit was approximately $625,000.

         In December 1999, Go2 established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from the Company. The principal on the note is due and payable on November 10, 2000. The note or any portion thereof may be prepaid without penalty. At June 30, 2000, the outstanding principal balance on this note was $500,000.

         Go2 has filed a registration statement on Form SB-2 with the Securities and Exchange Commission. The registration statement is subject to completion and there can be no assurance as to the completion of the initial public offering. In accordance with a merger agreement executed in July 2000, simultaneous and conditioned upon the offering, Go2 will be acquiring the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. If the offering is successful, the Company will own 3,000,000 shares, or 42.8% of the common stock of Go2. Reference is made to Go2Pharmacy.com, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on July 25, 2000.

         In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chief Executive Officer and Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. In the event that a public offering is not completed, the principal balance and any unpaid accrued interest is to be repaid in six equal monthly installments. As of June 30, 2000, the outstanding principal balance on this note was $20,000.

         In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. In the event that a public offering is not completed, the principal balance and any unpaid accrued interest is to be repaid in six equal monthly installments. As of June 30, 2000, the outstanding principal balance on this note was $20,000.

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

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

         The following exhibits are filed with this report:

2.1 Merger Agreement By And Among Go2Pharmacy.com, Inc. (Florida) And Go2Pharmacy.com, Inc. (Delaware), dated June 26, 2000. (1)

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

3.4 Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (4)

10.1 Employment Agreement between the Company and Paul Santostasi dated June 12, 1998. (4)

10.2 Employment Agreement between the Company and Jugal K. Taneja dated March 15, 1999. (4)

10.3 Employment Agreement between the Company and Dr. Kotha S. Sekharam dated March 15, 1999. (4)

10.4 Loan And Security Agreement between Dynamic Health Products, Inc. and Innovative Health Products, Inc. and The CIT Group/Credit Finance, Inc. dated February 2, 1999. (4)

10.5 Line of Credit Agreement in favor of First Community Bank of America from the Company, dated October 4, 1999. (5)

27.1     Financial Data Schedule (for SEC use only).
------------

         (1) Incorporated by reference to Go2Pharmacy.com, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on July 25, 2000.

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

(b) REPORTS ON FORM 8-K.

         During the three months ended June 30, 2000, the Company filed two reports on Form 8-K.

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


                                             DYNAMIC HEALTH PRODUCTS, INC.


Date: August 15, 2000                        By: /s/ JUGAL K. TANEJA
                                                 --------------------
                                                 Jugal K. Taneja
                                                 Chairman of the Board, Chief
                                                 Executive Officer, and Director



Date: August 15, 2000                        By: /s/ CAROL DORE-FALCONE
                                                 -----------------------
                                                 Carol Dore-Falcone
                                                 Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

27.1             Financial Data Schedule