Form 10QSB
period 2000-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2000-12-29
CIK 949925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB



                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 2000

                                      or

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-23031


                         DYNAMIC HEALTH PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


                     STATE OF FLORIDA                34-1711778
                     ----------------                ----------
            (State or other jurisdiction of       (IRS Employer
            incorporation or organization)      Identification No.)


            6950 Bryan Dairy Road, Largo, Florida             33777
            -------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)


        Issuer's telephone number, including area code: (727) 544-8866


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of December 20, 2000 was 2,917,141 (exclusive of Treasury Shares).

                        PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     September 30,                   March 31,
                                                                                        2000                           2000
                                                                                 ----------------------        ---------------------
                                                                                      (Unaudited)                   (Audited)
                                              ASSETS

Current assets:
       Cash and cash equivalents                                                  $            307,430         $            693,595
       Marketable equity securities, net                                                       611,346                      754,996
       Certificate of deposit, restricted                                                      521,958                      510,861
       Accounts receivable, net                                                                410,560                      770,161
       Inventories                                                                           2,058,836                    1,677,344
       Prepaid registration expenses                                                           332,022                      252,356
       Prepaid expenses and other current assets                                               632,224                       88,293
       Due from affiliates                                                                      41,343                       10,155
       Due from related parties                                                                  1,776                        2,250
       Note receivable from affiliate                                                           75,000                            -
                                                                                  ---------------------        ---------------------
Total current assets                                                                         4,992,495                    4,760,011

Property, plant and equipment, net                                                           2,623,497                    2,689,780

Intangible assets, net                                                                         945,398                    1,043,669
Investments in unconsolidated affiliates                                                     8,588,335                    9,212,562
Note receivable from affiliate                                                                 350,000                            -
Other assets, net                                                                              587,236                      185,071
                                                                                  ---------------------        ---------------------
Total assets                                                                      $         18,086,961         $         17,891,093
                                                                                  =====================        =====================

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                                           $          1,179,217         $          1,120,045
       Other payables                                                                          997,737                      273,980
       Current portion of long-term obligations                                                888,130                      915,806
       Credit lines payable                                                                  1,141,111                    1,349,284
       Accrued expenses                                                                        130,469                      111,438
       Accrued income taxes                                                                    400,000                      400,000
       Obligations to affiliates                                                               209,161                       20,927
       Obligations to related parties                                                          112,951                       25,000
                                                                                  ---------------------        ---------------------
Total current liabilities                                                                    5,058,776                    4,216,480

Deferred income taxes                                                                        3,294,308                    3,363,000
Long-term obligations, less current portion                                                  1,794,888                    2,199,509
                                                                                  ---------------------        ---------------------
Total liabilities                                                                           10,147,972                    9,778,989
                                                                                  ---------------------        ---------------------

Commitments and contingencies

Shareholders' equity:
       Series A Convertible Preferred stock, $.01 par value; 400,000 shares
         authorized; 310,000 shares issued and outstanding, at face value                      775,000                      775,000
       Series B 6% Cumulative Convertible Preferred stock, $.01 par value;
         800,000 shares authorized; 30,000 shares issued and  outstanding, at
         face value                                                                             75,000                       75,000
       Common stock, $.01 par value; 20,000,000 shares authorized;
         2,917,141 and 2,917,224 shares issued and outstanding                                  29,171                       29,172
       Additional paid-in capital                                                            1,859,330                    1,861,788
       Retained earnings                                                                     5,322,606                    5,371,144
       Accumulated other comprehensive income:
            Unrealized losses on marketable equity securities                                 (122,118)                           -
                                                                                  ---------------------        ---------------------
Total shareholders' equity                                                                   7,938,989                    8,112,104
                                                                                  ---------------------        ---------------------
Total liabilities and shareholders' equity                                        $         18,086,961         $         17,891,093
                                                                                  =====================        =====================

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     Three Months Ended                   Six Months Ended
                                                        September 30,                       September 30,
                                             ================================    ================================
                                                    2000             1999               2000             1999
                                             ==============    ==============    ==============    ==============
Revenues:
     Distribution                            $    1,776,375    $   14,785,531    $    3,892,458    $   27,391,242
     Manufacturing                                  783,321         1,160,484         1,715,216         2,466,533
                                             --------------    --------------    --------------    --------------
Total revenues                                    2,559,696        15,946,015         5,607,674        29,857,775
                                             --------------    --------------    --------------    --------------

Cost of goods sold:
     Distribution                                   978,913        14,102,688         1,478,589        26,211,054
     Manufacturing                                  661,092           891,885         1,555,351         1,911,171
                                             --------------    --------------    --------------    --------------
Total cost of goods sold                          1,640,005        14,994,573         3,033,940        28,122,225
                                             --------------    --------------    --------------    --------------

Gross profit:
     Distribution                                   797,462           682,843         2,413,869         1,180,188
     Manufacturing                                  122,229           268,599           159,865           555,362
                                             --------------    --------------    --------------    --------------
Total gross profit                                  919,691           951,442         2,573,734         1,735,550
                                             --------------    --------------    --------------    --------------

Selling, general and
     administrative expenses                      1,204,943         1,128,989         2,468,891         2,100,016
                                             --------------    --------------    --------------    --------------

Operating income (loss) before
     other income and expense                      (285,252)         (177,547)          104,843          (364,466)

Other income (expense):
     Interest income                                 23,449             8,114            34,943            19,544
     Gain on sale of assets                         424,791                 -           424,791                 -
     Other income and expenses, net                 220,879            13,518           252,822           144,046
     Equity in loss of affiliated companies        (182,446)                -          (624,227)                -
     Interest expense                              (123,642)         (145,741)         (241,710)         (282,432)
                                             --------------    --------------    --------------    --------------
Total other income (expense)                        363,031          (124,109)         (153,381)         (118,842)
                                             --------------    --------------    --------------    --------------

Income (loss) before income taxes                    77,779          (301,656)          (48,538)         (483,308)

Income taxes                                              -                 -                 -                 -
                                             --------------    --------------    --------------    --------------

Net income (loss)                                    77,779          (301,656)          (48,538)         (483,308)

Preferred stock dividends                             1,125             1,125             2,250             2,250
                                             --------------    --------------    --------------    --------------

Net income (loss) available
     to common shareholders                  $       76,654    $     (302,781)   $      (50,788)   $     (485,558)
                                             ==============    ==============    ==============    ==============

Basic income (loss) per share                $         0.03    $        (0.09)   $        (0.02)   $        (0.14)
                                             ==============    ==============    ==============    ==============

Basic weighted average number of
     common shares outstanding                    2,917,156         3,535,224         2,917,190         3,535,224
                                             ==============    ==============    ==============    ==============

Diluted income (loss) per share              $         0.02    $        (0.09)   $        (0.02)   $        (0.14)
                                             ==============    ==============    ==============    ==============

Diluted weighted average number of
     common shares outstanding                    4,127,156         3,535,224         2,917,190         3,535,224
                                             ==============    ==============    ==============    ==============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                      Six Months Ended September 30, 2000


                                                      Series A             Series B                                   Additional
                                                  Preferred Stock       Preferred Stock          Common Stock           Paid-in
                                                  ---------------       ---------------          ------------
                                                 Shares   Dollars       Shares   Dollars     Shares     Dollars        Capital
                                                --------------------------------------------------------------------------------
Balances at
  March 31, 2000 (Audited)                      310,000   $775,000      30,000   $75,000    2,917,224   $29,172       $1,861,788

Repurchase of 83 shares of
  common stock at $2.50 per share                     -          -           -         -          (83)       (1)            (208)

Accrual of preferred dividends                        -          -           -         -            -         -           (2,250)

Net loss                                              -          -           -         -            -         -                -

Other comprehensive income                            -          -           -         -            -         -                -

                                          ----------------------------------------------------------------------------------------
Balances at
  September 30, 2000 (Unaudited)                310,000   $775,000      30,000   $75,000    2,917,141   $29,171       $1,859,330
                                          ========================================================================================

                                                                Accumulated Other
                                                               Comprehensive Income
                                                               --------------------
                                                                   Unrealized          Total
                                                 Retained           Losses on       Shareholders'
                                                 Earnings           Securities          Equity
                                                -------------------------------------------------
Balances at
  March 31, 2000 (Audited)                       $5,371,144       $       -           $8,112,104

Repurchase of 83 shares of
  common stock at $2.50 per share                         -               -                 (209)

Accrual of preferred dividends                            -               -               (2,250)

Net loss                                            (48,538)              -              (48,538)

Other comprehensive income (loss)                         -        (122,118)            (122,118)

                                          -------------------------------------------------------
Balances at
  September 30, 2000 (Unaudited)                 $5,322,606       $(122,118)          $7,938,989
                                          =======================================================

    See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Six Months Ended     Six Months Ended
                                                                                        September 30,       September 30,
                                                                                            2000                 1999
                                                                                      ----------------     ----------------
Cash flows from operating activities:
       Net loss                                                                        $       (48,538)    $     (483,308)

       Adjustments to reconcile net loss to net cash from operating activities:
             Depreciation and amortization                                                     208,690            197,953
             Equity in loss of affiliated company                                              624,227                  -
             Gain on sale of assets                                                           (424,791)                 -
             Changes in operating assets and liabilities:
                  Accounts receivable                                                          359,601           (639,939)
                  Inventory                                                                   (381,492)          (716,925)
                  Due to/from affiliates, net                                                  157,046                  -
                  Prepaid registration expenses                                                (79,666)           (35,747)
                  Prepaid expenses and other current assets                                   (554,554)          (186,102)
                  Other assets                                                                (402,165)                 -
                  Accounts payable                                                              59,172          1,493,156
                  Other payables                                                               723,757            416,845
                  Accrued expenses                                                              19,031            (14,628)
                                                                                       ---------------     --------------
Net cash provided by operating activities                                                      260,318             31,305
                                                                                       ---------------     --------------

Cash flows from investing activities:
       Purchases of property and equipment                                                    (127,345)          (298,007)
       Sale of assets                                                                           80,747                  -
       Purchases of marketable equity securities                                               (47,160)                 -
       Common stock repurchase                                                                    (208)                 -
       Decrease (increase) in intangible assets                                                      -            (28,758)
                                                                                       ---------------     --------------
Net cash used in investing activities                                                          (93,966)          (326,765)
                                                                                       ---------------     --------------

Cash flows from financing activities:
       Net change in revolving line of credit agreements                                      (208,173)          (116,409)
       Proceeds from issuance of long-term obligations                                          27,008          1,048,043
       Payments of long-term obligations                                                      (459,303)        (1,130,546)
       Proceeds from issuance of related party obligations                                      94,951            166,500
       Payments of related party obligations                                                    (7,000)           (13,434)
                                                                                       ---------------     --------------
Net cash used in financing activities                                                         (552,517)           (45,846)
                                                                                       ---------------     --------------

Net increase (decrease) in cash                                                               (386,165)          (341,306)

Cash and cash equivalents at beginning of period                                               693,595            899,951
                                                                                       ---------------     --------------

Cash and cash equivalents at end of period                                             $       307,430     $      558,645
                                                                                       ===============     ==============

        See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)

                                                                               Six Months Ended              Six Months Ended
                                                                                September 30,                 September 30,
                                                                                     2000                           1999
                                                                       ---------------------------      --------------------------
Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                         $                   112,227      $                  276,379
                                                                       ===========================      ==========================
      Cash paid during the period for income taxes                     $                         -      $                        -
                                                                       ===========================      ==========================

Supplemental schedule of non-cash financing activities:
      Capital lease obligations incurred for purchase of
        property and equipment                                         $                         -      $                  124,941
                                                                       ===========================      ==========================

Supplemental schedule of non-cash investing activities:
      Notes received from affiliate for sale of assets                 $                   425,000      $                        -
                                                                       ===========================      ==========================


    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                   SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 2000.

NOTE B-PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements as of and for the three months and six months ended September 30, 2000 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries (collectively the "Company"), Go2Pharmacy, Inc. ("Go2") and its subsidiary Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), J. Labs, Inc. ("JLabs"), Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (collectively "Dynamic Life"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today's Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements as of and for the three months and six months ended September 30, 1999 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries, Go2, JLabs, Herbal, Dynamic Life, and Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan"). Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its September 30, 2000 condensed consolidated financial statements.

NOTE D-INVESTMENT IN UNCONSOLIDATED AFFILIATE

     Investment in net assets of an affiliated company accounted for under the equity method amounted to $8,578,835 as of September 30, 2000 with $182,446 and $624,227 being recorded as the Company's share of their loss for the three months and six months ended September 30, 2000, respectively. As the investment did not exist during the comparable September 30, 1999 periods presented, no financial information for the Company's equity-basis affiliate is provided as of and for the three months and six months ended September 30, 1999.

     The combined results of operations and financial position of the Company's equity-basis affiliate is summarized below as of and for the three months and six months ended September 30, 2000:

                                                Three Months          Six Months
                                                    Ended                Ended
                                             September 30, 2000   September 30, 2000
                                             -------------------  ------------------
  Condensed Income Statement Information:
   Net sales                                        $38,827,714          $67,862,991
   Gross profit                                       1,364,592            2,367,554
   Net loss                                            (627,610)          (2,147,439)


                                                                  September 30, 2000
                                                                  ------------------
  Condensed Balance Sheet Information:
   Current assets                                                         25,596,557
   Non-current assets                                                     29,260,624
   Current liabilities                                                    21,417,815
   Non-current liabilities                                                 1,394,358
   Total shareholders' equity                                             32,045,008

NOTE E-COMPREHENSIVE INCOME

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months and six months ended September 30, 2000 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders' equity section of the balance sheet in addition to presenting a consolidated statement of changes in equity statement. The following presents comprehensive income as of September 30, 2000:

                                       Before-Tax   Tax (Expense)  Net-of-tax
                                         Amount        Benefit       Amount
                                       -----------  -------------  -----------

Unrealized losses on marketable
    equity securities held for sale     $(190,810)       $68,692    $(122,118)
                                        ---------        -------    ---------
Other comprehensive income              $(190,810)       $68,692    $(112,118)
                                        =========        =======    =========

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

     The Company sold Becan, one of its distribution subsidiaries, in November 1999. Becan had distribution centers located in Pittsburgh, Pennsylvania and Mandeville, Louisiana. Based on the sale of this subsidiary, Becan's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the three months and six months ended September 30, 1999.

     The Company commenced operations for one of its distribution subsidiaries, Dynamic Korea, during April 2000. Based on the date of commencing initial operations, Dynamic Korea's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the three months and six months ended September 30, 2000.

     Presented below is condensed segment information as of and for the three months and six months ended September 30, 2000 and 1999, as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information:

                            Three Months    Three Months    Six Months     Six Months
                                Ended          Ended           Ended          Ended
                            September 30,  September 30,   September 30,  September 30,
                                2000            1999           2000           1999
                                ----            ----           ----           ----
                             (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Revenues:
 Distribution               $  498,341     $14,785,351      $  758,443    $27,682,465
 Distribution - Korea        1,278,034               -       3,134,015              -
 Manufacturing                 783,321       1,340,228       2,550,150      2,703,992
 Intersegment                  355,891         390,271       1,143,757        529,930

                                     Three Months      Three Months    Six Months      Six Months
                                         Ended            Ended           Ended          Ended
                                     September 30,     September 30,   September 30,  September 30,
                                         2000              1999            2000           1999
                                         ----              ----            ----           ----
                                     (Unaudited)       (Unaudited)     (Unaudited)      (Unaudited)
Gross profit:
    Distribution                        207,328           502,919        326,293          944,083
    Distribution - Korea                239,528                 -      1,020,332                -
    Manufacturing                       353,220           448,343        994,799          790,750

Operating income (loss):
    Distribution                         12,553            97,214        (88,206)         179,405
    Distribution - Korea               (118,353)                -        164,686                -
    Manufacturing                      (176,110)           76,753        (15,187)          40,143

                                                                       September 30,  September 30,
                                                                           2000          1999
                                                                           ----          ----
                                                                       (Unaudited)    (Unaudited)
Assets:
    Distribution                                                      $1,152,433       $5,738,847
    Distribution - Korea                                               1,331,314                -
    Manufacturing                                                      5,149,513        4,052,613
    Intersegment                                                         786,682          293,874

NOTE G-INCOME TAXES

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of September 30, 2000 of $400,000 and $3,294,308, respectively, primarily due to the gain on the November 1999 sale of Becan.

NOTE H-RELATED PARTY TRANSACTIONS

     In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chief Executive Officer and Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. Go2's public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full. As of September 30, 2000, the outstanding principal balance on this note was $45,000 and is included in obligations to related parties.

     In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. Go2's public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full. As of September 30, 2000, the outstanding principal balance on this note was $45,000 and is included in obligations to related parties.

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the issued and outstanding common stock of Labelclick.com, Inc. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Labelclick.com, Inc. which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Labelclick.com, Inc.

     Amounts due to and from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

NOTE I-SUBSEQUENT EVENTS

     On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. In conjunction with the offering, 1,000,000 share of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. Subsequent to the offering, the Company continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-QSB. The discussion is based upon such condensed consolidated financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

     The statements contained herein that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements, including those in Management's Discussion and Analysis of Financial Condition and Results of Operations, are statements regarding the intent, belief or current expectations, estimates or projections of the Company, its Directors or its Officers about the Company and the industries in which it operates, and assumptions made by management, and include among other items statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Form 10-QSB are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements.

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

     In November 1999, the Company sold Becan, a significant subsidiary of the Company, a distributor and wholesaler of prescription pharmaceuticals. The condensed consolidated financial statements for the three months and six months ended September 30, 1999 include the results of operations for Becan.

     In February 2000, the Company formed Dynamic Life Korea Ltd. ("Dynamic Korea"), as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea commenced its operations in April 2000.

Results of Operations

Three And Six Months Ended September 30, 2000 Compared To Three And Six Months Ended September 30, 1999

     Revenues. Total revenues decreased $13.4 million, or 83.9%, to $2.6 million and $24.3 million, or 81.2%, to $5.6 million, respectively, for the three months and six months ended September 30, 2000, as compared to $15.9 million and $29.9 million, respectively, for the three months and six months ended September 30, 1999. Distribution revenues decreased $13.0 million, or 88.0%, to $1.8 million and $23.5 million, or 85.8%, to $3.9 million, respectively, for the three months and six months ended September 30, 2000, as compared to $14.8 million and $27.4 million, respectively, for the three months and six months ended September 30, 1999. The decrease primarily resulted from the absence of revenues associated with Becan and is partially offset by an increase in revenues associated with Dynamic Life and Breakthrough. Manufacturing revenues decreased $377,000, or 32.5%, to $783,000 and $751,000, or 30.5%, to $1.7 million, respectively, for the three months and six months ended September 30, 2000, as compared to $1.2 million and $2.5 million, respectively, for the three months and six months ended September 30, 1999. The decrease was primarily attributable to decreased volume of certain less profitable private label sales resulting from the Company's implementation of more stringent gross profit benchmarks for the acceptance of product manufacturing sales orders.

     Gross profit. Total gross profit decreased $32,000, or 3.3%, to $920,000 for the three months ended September 30, 2000, as compared to $951,000 for the three months ended September 30, 1999. Total gross profit increased $838,000, or 48.3%, to $2.6 million for the six months ended September 30, 2000, as compared to $1.7 million for the six months ended September 30, 1999. Gross margin increased from 6.0% and 5.8%, respectively, for the three months and six months ended September 30, 1999 to 35.9% and 45.9%, respectively, for the three months and six months ended September 30, 2000. Distribution gross profit increased $115,000, or 16.8%, to $797,000 and $1.2 million, or 104.5%, to $2.4 million, respectively, for the three months and six months ended September 30, 2000, as compared to $683,000 and $1.2 million for the three months and six months ended September 30, 1999. For the three months and six months ended September 30, 2000, distribution gross margin increased to 44.9% and 62.0%, respectively, from 4.6% and 4.3%, respectively, in the corresponding periods. The increase was primarily attributable to revenues and related cost of goods sold associated with Dynamic Life and Breakthrough during the three months and six months ended September 30, 2000, which yield higher gross margins than that of Becan, whose revenues and related cost of goods sold were reflected in the corresponding periods. Manufacturing gross profit decreased $146,000, or 54.5%, to $122,000 and $395,000, or 71.2%, to $160,000, respectively, for the three months and six months ended September 30, 2000, as compared to $269,000 and $555,000, respectively, in the corresponding periods. For the three months and six months ended September 30, 2000, manufacturing gross margin decreased to 15.6% and 9.3%, respectively, from 23.1% and 22.5%, respectively, in the corresponding periods. The decrease was primarily attributable to a decrease in sales volume and a change in the mix of sales, which yields a lower gross margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $76,000, or 6.7%, to $1.2 million and

$369,000, or 17.6%, to $2.5 million, respectively, for the three months and six months ended September 30, 2000, as compared to $1.1 million and $2.1 million, respectively, in the corresponding periods. The increase was primarily attributable to additional advertising and promotional expenses, rents, as well as payroll expenses and costs associated with fringe benefits to support our increased sales and the Company's overall growth. As a percentage of sales, selling, general and administrative expenses increased to 47.1% and 44.0%, respectively, for the three months and six months ended September 30, 2000, from 7.1% and 7.0%, respectively, in the corresponding periods.

     Interest income (expense), net. Interest expense, net of interest income decreased $37,000 to $100,000 and $56,000 to $207,000, respectively, for the three months and six months ended September 30, 2000, from $138,000 and $263,000, respectively, for the three months and six months ended September 30, 1999. The decrease in interest expense was a result of increases in principal payments on outstanding obligations.

     Income taxes. At September 30, 2000, the Company had accrued income taxes of $400,000 and a deferred income tax liability of $3.3 million, primarily associated with the gain on the November 1999 sale of Becan. The Company had no income tax expense for the three months and six months ended September 30, 2000 due to the loss incurred in that six month period, as adjusted for nondeductible loss in equity of affiliated company and nontaxable foreign source income.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and six months ended September 30, 2000 and 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company and from cash provided by operations. The Company had a working capital deficit of $66,000 at September 30, 2000, inclusive of current portion of long-term obligations and credit facilities, as compared to working capital of $544,000 at March 31, 2000.

     Net cash provided by operating activities was $260,000 for the six months ended September 30, 2000, as compared to net provided by operating activities of $31,000 for the six months ended September 30, 1999. Cash provided was primarily attributable to a decrease in accounts receivable of $360,000, an increase in due to/from affiliates, net of $157,000, an increase in accounts payable of $59,000, an increase in other payables of $724,000 and an increase in accrued expenses of $19,000, partially offset by an increase in inventory of $381,000, an increase in prepaid registration expenses of $80,000, an increase in prepaid expenses and other current assets of $555,000 and an increase in other assets of $402,000.

     Net cash used in investing activities was $94,000, representing the purchase of property and equipment of $127,000, the purchase of marketable equity securities of $47,000, and payment for common stock repurchased of $200, partially offset by the sale of assets of $81,000.

     Net cash used in financing activities was $553,000, representing repayments on revolving lines of credit of $208,000, repayments of long-term obligations of $459,000, repayments of related party obligations of $7,000, partially offset by proceeds from issuance of long-term obligations of $27,000 and proceeds from issuance of related party obligations of $95,000.

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

     In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by a personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. At September 30, 2000, the outstanding principal balance on the line of credit was approximately $641,000.

     In December 1999, Go2 established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly.
The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from the Company. The principal on the note is due and payable on November 10, 2000. The note or any portion thereof may be prepaid without penalty. At September 30, 2000, the outstanding principal balance on this note was approximately $500,000.

     In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chief Executive Officer and Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. Go2's public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full. As of September 30, 2000, the outstanding principal balance on this note was $45,000.

     In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com,

Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. Go2's public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full. As of September 30, 2000, the outstanding principal balance on this note was $45,000.

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the
issued and outstanding common stock of Labelclick.com, Inc.   Payment was in the
form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Labelclick.com, Inc. which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Labelclick.com, Inc.

     On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. In conjunction with the offering, 1,000,000 share of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. Subsequent to the offering, the Company continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.

                          Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any material legal proceedings.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

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

27.1  Financial Data Schedule (for SEC use only).
____________

      (1) Incorporated by reference to Go2Pharmacy, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on July 25, 2000.

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

(b) Reports on Form 8-K.

      During the six months ended September 30, 2000, the Company filed two reports on Form 8-K.

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


                                   Dynamic Health Products, Inc.


Date: December 27, 2000            By: /s/ Jugal K. Taneja
                                       -------------------
                                       Jugal K. Taneja
                                       Chairman of the Board, Chief
                                       Executive Officer, and Director


Date: December 27, 2000            By: /s/ Cani I. Shuman
                                       -------------------
                                       Cani I. Shuman
                                       Chief Financial Officer