Form 10QSB
period 2000-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2001-02-14
CIK 949925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 2000

                                      or

                 [_]  TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-23031


                         DYNAMIC HEALTH PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


                 STATE OF FLORIDA                      34-1711778
                 ----------------                      ----------
          (State or other jurisdiction of            (IRS Employer
           incorporation or organization)         Identification No.)


          6925 112th Circle North, Suite 101, Largo, Florida    33773
          -----------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

        Issuer's telephone number, including area code: (727) 456-2200


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of February 13, 2001 was 2,917,141 (exclusive of Treasury Shares).

                        PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,           March 31,
                                                                         2000                 2000
                                                                    --------------       ---------------
                                                                     (Unaudited)            (Audited)

                              ASSETS

Current assets:
     Cash and cash equivalents                                       $   1,056,249        $      693,595
     Marketable equity securities, net                                     111,001               754,996
     Certificate of deposit, restricted                                          -               510,861
     Accounts receivable, net                                                  754               770,161
     Inventories                                                           389,153             1,677,344
     Prepaid registration expenses                                               -               252,356
     Prepaid expenses and other current assets                             438,925                88,293
     Due from affiliates                                                    46,940                10,155
     Due from related parties                                                  121                 2,250
     Note receivable from affiliate                                         70,542                     -
                                                                    --------------       ---------------
Total current assets                                                     2,113,685             4,760,011

Property, plant and equipment, net                                       1,602,358             2,689,780

Intangible assets, net                                                     123,832             1,043,669
Investments in unconsolidated affiliates                                 8,413,506             9,212,562
Note receivable from affiliate                                             364,583                     -
Notes receivable from related parties                                      100,000                     -
Other assets, net                                                          165,828               185,071
                                                                    --------------       ---------------
Total assets                                                        $   12,883,792        $   17,891,093
                                                                    ==============       ===============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                               $      158,033        $    1,120,045
     Other payables                                                        345,045               273,980
     Current portion of long-term obligations                            1,116,038               915,806
     Credit lines payable                                                        -             1,349,284
     Accrued expenses                                                       75,176               111,438
     Accrued income taxes                                                  400,000               400,000
     Obligations to affiliates                                             112,260                20,927
     Obligations to related parties                                              -                25,000
                                                                    --------------       ---------------
Total current liabilities                                                2,206,552             4,216,480

Deferred income taxes                                                    3,260,896             3,363,000
Long-term obligations, less current portion                                918,646             2,199,509
                                                                    --------------       ---------------
Total liabilities                                                        6,386,094             9,778,989
                                                                    --------------       ---------------
Commitments and contingencies

Shareholders' equity
     Series A Convertible Preferred stock, $.01 par value;
      400,000 shares authorized; 310,000 shares issued
      and outstanding, at face value                                       775,000               775,000
     Series B 6% Cumulative Preferred stock,
      $.01 par value; 800,000 shares authorized;
      30,000 shares issued and outstanding, at face value                   75,000                75,000
     Common stock, $.01 par value; 20,000,000 shares authorized;
      2,917,141 and 2,917,224 shares issued and outstanding                 29,171                29,172
     Additional paid-in capital                                          1,858,205             1,861,788
     Retained earnings                                                   3,941,840             5,371,144
     Accumulated other comprehensive income:
       Unrealized losses on marketable equity securities                  (181,518)                    -
                                                                    --------------       ---------------
Total shareholders' equity                                               6,497,698             8,112,104
                                                                    --------------       ---------------
Total liabilities and shareholders' equity                          $   12,883,792        $   17,891,093
                                                                    ==============       ===============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended                Nine Months Ended
                                                              December 31,                     December 31,
                                                     ------------------------------   -------------------------------
                                                          2000            1999            2000             1999
                                                     -------------    -------------   --------------    -------------
Revenues:
  Distribution                                       $     370,863    $   7,716,038   $    4,263,321    $  35,106,904
  Manufacturing                                            531,907        1,749,760        2,247,123        4,222,215
                                                    --------------    -------------   --------------    -------------
Total revenues                                             902,770        9,465,798        6,510,444       39,329,119
                                                    --------------    -------------   --------------    -------------

Cost of goods sold:
  Distribution                                             249,084        7,325,831        1,727.673       33,542,292
  Manufacturing                                            342,521        1,059,181        1,897,872        2,970,353
                                                    --------------    -------------   --------------    -------------
Total cost of goods sold                                   591,605        8,385,012        3,625,545       36,512,645
                                                    --------------    -------------   --------------    -------------

Gross Profit:
  Distribution                                             121,779          390,207        2,535,648        1,564,612
  Manufacturing                                            189,386          690,579          349,251        1,251,862
                                                    --------------    -------------   --------------    -------------
Total gross profit                                         311,165        1,080,786        2,884,899        2,816,474
                                                    --------------    -------------   --------------    -------------

Selling, general and
  administrative expenses                                  723,610        1,012,805        3,192,502        3,112,539
                                                    --------------    -------------   --------------    -------------

Operating income (loss) before
  other income and expense                                (412,445)          67,981         (307,603)        (296,065)

Other income (expense):
  Interest income                                           24,109           20,735           59,052           40,335
  Preferred share dividends                                 22,083                -           22,083                -
  Gain on sale of securities to related parties            100,000                -          100,000                -
  Gain on sale of subsidiary                                     -       10,877,295                -       10,877,295
  Gain on transfer of equity securities                          -          151,808                -          151,808
  Gain on sale of assets                                         -                -          424,791                -
  Other income and expenses, net                           122,449          (38,929)         375,272          104,640
  Losses on marketable equity securities, net             (156,960)               -         (156,960)               -
  Equity in loss of affiliated companies                  (997,117)        (118,904)      (1,621,344)        (118,904)
  Interest expense                                         (82,885)        (132,000)        (324,595)        (414,431)
                                                    --------------    -------------   --------------    -------------
Total other income (expense)                            (9,068,321)      10,760,005       (1,121,701)      10,640,743
                                                    --------------    -------------   --------------    -------------

Income (loss) before income taxes                       (1,380,766)      10,827,986       (1,429,304)      10,344,678

Income taxes                                                     -        3,964,467                -        3,964,467
                                                    --------------    -------------   --------------    -------------

Net income (loss)                                       (1,380,766)       6,863,519       (1,429,304)       6,380,211

Preferred stock dividends                                    1,125            1,125            3,375            3,375
                                                    --------------    -------------   --------------    -------------

Net income (loss) available
  to common shareholders                            $   (1,381,891)   $   6,862,394   $   (1,432,679)   $   6,376,836
                                                    ==============    =============   ==============    =============

Basic income (loss) per share                       $        (0,47)   $        1.94   $        (0,49)   $        1.80
                                                    ==============    =============   ==============    =============
Basic weighted average number of
  common shares outstanding                              2,917,141        3,535,224        2,917,174        3,535,224
                                                    ==============    =============   ==============    =============

Diluted income (loss) per share                     $        (0,47)   $        1.94   $        (0,49)   $        1.80
                                                    ==============    =============   ==============    =============

Diluted weighted average number of
  common shares outstanding                              2,917,141        3,535,224        2,917,174        3,535,224
                                                    ==============    =============   ==============    =============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                      Nine Months Ended December 31, 2000

                                      Series A              Series B
                                   Preferred Stock       Preferred Stock         Common Stock       Additional
                                   ---------------       ---------------         ------------         Paid-in       Retained
                                 Shares     Dollars     Shares    Dollars    Shares       Dollars     Capital       Earnings
                                 ---------------------------------------------------------------------------------------------
Balances at
 March 31, 2000 (Audited)        310,000    $775,000    30,000    $75,000    2,917,224    $29,172    $1,861,768    $5,371,144

Repurchase of 83 shares of
 common stock at $2.50 per share       -           -         -          -          (83)        (1)         (208)            -

Accrual of preferred dividends         -           -         -          -            -          -        (3,375)            -

Net loss                               -           -         -          -            -          -             -    (1,429,304)

Other comprehensive income             -           -         -          -            -          -             -             -

Balances at
                                 ---------------------------------------------------------------------------------------------
 December 31, 2000 (Unaudited)   310,000    $775,000    30,000    $75,000    2,917,141    $29,171    $1,858,205    $3,941,840
                                 =============================================================================================
                                  Accumulated Other
                                 Comprehensive Income
                                 ---------------------
                                      Unrealized         Total
                                      Losses on       Shareholder's
                                      Securities         Equity
                                 ----------------------------------
Balances at
 March 31, 2000 (Audited)             $       -        $8,112,104

Repurchase of 83 shares of
 common stock at $2.50 per share              -              (209)

Accrual of preferred dividends                -            (3,375)

Net loss                                      -        (1,429,304)

Other comprehensive income             (181,518)         (181,518)

Balances at
                                 ---------------------------------
 December 31, 2000 (Unaudited)        $(181,518)       $6,347,698
                                 =================================

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    DECEMBER 31, 2000 AND DECEMBER 31, 1999


NOTE A-BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 2000.

NOTE B-PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2000 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries (collectively the "Company"), Go2Pharmacy, Inc. ("Go2") and its subsidiary Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), J. Labs, Inc. ("JLabs"), Dynamic Life Products, Inc., Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (collectively "Dynamic Life"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today's Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements as of and for the three months and nine months ended December 310, 1999 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries, Go2, JLabs, Dynamic Life Products, Inc., Herbal, Dynamic Life, and Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan"). Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its December 31, 2000 condensed consolidated financial statements.

NOTE D-INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investment in net assets of an affiliated company, DrugMax.com, Inc. accounted for under the equity method amounted to $8,404,006 as of December 31, 2000 with $174,829 and $799,056 being recorded as the Company's share of their loss for the three months and nine months ended December 31, 2000, respectively.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                         Nine Months Ended         Nine Months Ended
                                                                            December 31,              December 31,
                                                                                2000                     1999
                                                                         -----------------         -----------------
Cash flows from operating activities:
   Net income (loss)                                                     $      (1,429,304)        $       6,380,211

   Adjustments to reconcile net loss to net
    cash from operating activities:
       Depreciation and amortization                                               267,972                   293,271
       Equity in loss of affiliated companies                                    1,621,344                         -
       Gain on sale of Becan                                                             -               (10,877,295)
       Gain on transfer of equity securities                                             -                  (151,808)
       Gain on sale of assets                                                     (424,791)                        -
       Gain on sale of securities to related parties                              (100,000)                        -
       Losses on sales of marketable equity securities, net                        156,960                         -
       Changes in operating assets and liabilities:
          Accounts receivable                                                      174,620                 1,635,514
          Inventories                                                             (463,635)                  974,240
          Due to/from affiliates, net                                              (11,858)                        -
          Prepaid expenses and other current assets                               (601,968)                 (299,812)
          Other assets                                                            (257,210)                  (21,343)
          Accounts payable                                                          56,171                (1,399,059)
          Other payables                                                           331,654                         -
          Accrued expenses                                                          77,165                    84,633
          Accrued income taxes                                                           -                   540,050
          Deferred income taxes                                                          -                 3,424,417
                                                                         -----------------         -----------------
Net cash provided by (used in) operating activities                               (602,880)                  583,019
                                                                         -----------------         -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                            (154,074)                 (309,536)
   Sale of assets                                                                   85,283                         -
   Proceeds from sale of Becan                                                           -                 2,000,000
   Net book value of assets sold                                                         -                  (209,800)
   Proceeds from transfer of assets                                                745,000                         -
   Conversion of restricted Certificate of Deposit                                 527,597                         -
   Purchases of marketable equity securities                                       (47,160)                        -
   Proceeds from sale of marketable equity securities                              250,574                         -
   Common stock repurchase                                                            (208)                        -
   Decrease (increase) in intangible assets                                              -                   708,299
                                                                         -----------------         -----------------
Net cash provided by investing activities                                        1,407,012                  2,188,963
                                                                         -----------------         -----------------

Cash flows from financing activities:
   Net change in revolving line of credit agreements                              (117,378)                 (784,172)
   Proceeds from issuance of long-term obligations                                  95,810                 1,137,573
   Payments of long-term obligations                                              (496,173)               (1,336,243)
   Proceeds from issuance of related party obligations                             105,263                   166,500
   Payments of related party obligations                                           (29,000)                 (179,934)
                                                                         -----------------         -----------------
Net cash used in financing activities                                             (441,478)                 (996,276)
                                                                         -----------------         -----------------

Net increase (decrease) in cash                                                    362,654                 1,775,706

Cash and cash equivalents at beginning of period                                   693,595                   899,951
                                                                         -----------------         -----------------

Cash and cash equivalents at end of period                               $       1,056,249         $       2,675,657
                                                                         =================         =================

    See accompanying notes to condensed consolidated financial statements.

            DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                         CONTINUED (UNAUDITED)


                                                                           Nine Months Ended       Nine Months Ended
                                                                              December 31,           December 31,
                                                                                  2000                   1999
                                                                          -------------------     -------------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                             $           313,720     $           432,735
                                                                          ===================     ===================
     Cash paid during the period for income taxes                         $                 -     $                 -
                                                                          ===================     ===================

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
       property and equipment                                             $                 -     $           124,941
                                                                          ===================     ===================

Supplemental schedule of non-cash investing activities:
     Notes received from affiliate for sale of assets                     $           425,000     $                 -
                                                                          ===================     ===================
     Notes received from related parties for sale
       of securities                                                      $           100,000     $                 -
                                                                          ===================     ===================

    See accompanying notes to condensed consolidated financial statements.

    The combined results of operations for the three months and nine months ended December 31, 2000 and 1999 and financial position of the Company's equity-basis affiliate as of December 31, 2000 are summarized below:

                                                      Three Months        Nine Months
                                                         Ended               Ended
                                                   December 31, 2000   December 31, 2000
                                                   ------------------  ------------------
Condensed Income Statement Information:
     Net sales                                           $54,697,214        $122,473,558
     Gross profit                                          1,631,381           3,923,650
     Net loss                                               (606,204)         (2,753,648)

                                                      Three Months        Nine Months
                                                         Ended               Ended
                                                   December 31, 1999   December 31, 1999
                                                   -----------------   -----------------
Condensed Income Statement Information:
     Net sales                                           $ 7,170,581        $  7,221,279
     Gross profit                                             57,610              81,717
     Net loss                                               (481,591)           (731,100)

                                                                       December 31, 2000
                                                                       -----------------
Condensed Balance Sheet Information:
     Current assets                                                         $ 32,378,776
     Non-current assets                                                       28,733,077
     Current liabilities                                                      27,531,735
     Non-current liabilities                                                   1,944,444
     Total shareholders' equity                                               31,635,674

     Investment in net assets of an affiliated company, Go2Pharmacy, Inc. accounted for under the equity method amounted to $0 as of December 31, 2000 with $822,288 and $822,288 being recorded as the Company's share of their loss for the three months and nine months ended December 31, 2000, respectively. As the investment did not exist during the comparable December 31, 1999 periods presented, no financial information for the Company's equity-basis affiliate is provided as of and for the three months and nine months ended December 31, 1999.

     The combined results of operations and financial position of the Company's equity-basis affiliate is summarized below as of and for the three months and nine months ended December 31, 2000 :


                                                      Three Months        Nine Months
                                                         Ended               Ended
                                                   December 31, 2000   December 31, 2000
                                                   ------------------  ------------------
 Condensed Income Statement Information:
     Net sales                                          $    995,179        $  3,873,210
     Gross profit                                            227,887           1,354,021
     Net loss                                            (24,047,419)        (24,079,111)

based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of December 31, 2000 of $400,000 and $3,260,896, respectively, primarily due to the gain on the November 1999 sale of Becan.

NOTE H-RELATED PARTY TRANSACTIONS

     In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chief Executive Officer and Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2's Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. Go2's public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full. As of November 7, 2000, the outstanding principal balance on this note was approximately $53,183.

     In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of DrugMax.com, Inc., an affiliate of the Company and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2's registration statement. The note bears interest at 10% per annum. Principal and interest on the note is due and payable in full upon the successful completion of a public offering of Go2's common stock. Go2's public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full. As of November 7, 2000, the outstanding principal balance on this note was $25,000.

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

     In December 2000, the Company sold its 150,000 shares of redeemable series A preferred stock of Go2 to related parties for notes receivable totaling $100,000. The notes bear interest at 8% per annum on the unpaid principal. Principal and interest are payable in eight equal installments commencing March 31, 2001. There are no prepayment penalties on the notes.

     Amounts due to and from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

NOTE I-INITIAL PUBLIC OFFERING

     On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14,

Go2 had manufacturing facilities located in Largo, Florida. Based on an effective registration statement for this subsidiary, Go2's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the period from October 1, 2000 through November 7, 2000 and for the period from April 1, 2000 through November 7, 2000 and for the three months and nine months ended December 31, 1999.

     The Company commenced operations for one of its distribution subsidiaries, Dynamic Korea, during April 2000. Based on the date of commencing initial operations, Dynamic Korea's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the three months and nine months ended December 31, 2000.

     Presented below is condensed segment information as of and for the three months and nine months ended December 31, 2000 and 1999, as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information:


                                         Three Months   Three Months    Nine Months    Nine Months
                                             Ended          Ended          Ended          Ended
                                         December 31,   December 31,   December 31,   December 31,
                                             2000           1999           2000           1999
                                             ----           ----           ----           ----
                                         (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
Revenues:
 Distribution                            $ 119,155      $7,744,992     $  877,598     $35,427,861
 Distribution - Korea                      251,708               -      3,385,723               -
 Manufacturing                             535,194       1,802,970      3,085,344       4,506,961
 Intersegment                                3,287          82,164        334,144         605,703
Gross profit:
 Distribution                               56,584         336,997        382,877       1,281,401
 Distribution - Korea                       48,804               -      1,069,136               -
 Manufacturing                             192,673         743,789      1,187,672       1,534,537
Operating income (loss):
 Distribution                              (31,518)         (2,027)      (119,725)        177,976
 Distribution - Korea                     (259,139)              -        (94,453)              -
 Manufacturing                             (21,096)        330,551        (36,283)        370,694

                                                                        December 31,    December 31,
                                                                           2000            1999
                                                                           ----            ----
                                                                        (Unaudited)     (Unaudited)
Assets:
 Distribution                                                          $  697,696     $   709,201
 Distribution - Korea                                                     900,960              -
 Manufacturing                                                                  -       5,052,702
 Intersegment                                                                   -         714,616

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
                         CONTINUED (UNAUDITED)


                                                                           Nine Months Ended       Nine Months Ended
                                                                              December 31,           December 31,
                                                                                  2000                   1999
                                                                          -------------------     -------------------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                             $           313,720     $           432,735
                                                                          ===================     ===================
     Cash paid during the period for income taxes                         $                 -     $                 -
                                                                          ===================     ===================

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
       property and equipment                                             $                 -     $           124,941
                                                                          ===================     ===================

Supplemental schedule of non-cash investing activities:
     Notes received from affiliate for sale of assets                     $           425,000     $                 -
                                                                          ===================     ===================
     Notes received from related parties for sale
       of securities                                                      $           100,000     $                 -
                                                                          ===================     ===================

    See accompanying notes to condensed consolidated financial statements.

2000. In conjunction with the offering, 1,000,000 shares of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. Subsequent to the offering, the Company continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.


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

        In November 1999, the Company sold Becan, a significant subsidiary of the Company, a distributor and wholesaler of prescription pharmaceuticals. The condensed consolidated financial statements for the three months ended December 31, 1999 include the results of operations for Becan for the period from October 1, 1999 through November 26, 1999 and the condensed consolidated financial statements for the nine months ended December 31, 1999 include the results of operations for Becan for the period from April 1, 1999 through November 26, 1999.

     In February 2000, the Company formed Dynamic Life Korea Ltd. ("Dynamic Korea"), as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea commenced its operations in April 2000.

     In November 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. Go2 is a manufacturer of non-prescription dietary supplements, and health and beauty care products. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. In conjunction with the offering, 1,000,000 shares of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. Subsequent to the offering, the Company continues to own 3,000,000 shares, or 42.8% of the common stock of Go2. The condensed consolidated financial statements for the three months ended December 31, 2000 include the results of operations for Go2 for the period from October 1, 2000 through November 7, 2000 and the condensed consolidated financial statements for the nine months ended December 31, 2000 include the results of operations for Go2 for the period from April 1, 2000 through November 7, 2000.

Results of Operations

Three And Nine Months Ended December 31, 2000 Compared To Three And Nine Months Ended December 31, 1999

     Revenues. Total revenues decreased $8.6 million, or 90.5%, to $903,000 and $32.8 million, or 83.4%, to $6.5 million, respectively, for the three months and nine months ended December 31, 2000, as compared to $9.5 million and $39.3 million, respectively, for the three months and nine months ended December 31, 1999. Distribution revenues decreased $7.3 million, or 95.2%, to $371,000 and $30.8 million, or 87.9%, to $4.3 million, respectively, for the three months and nine months ended December 31, 2000, as compared to $7.7 million and $35.1 million, respectively, for the three months and nine months ended December 31, 1999. The decrease primarily resulted from the absence of revenues associated with Becan and is partially offset by an increase in revenues associated with Dynamic Life and Breakthrough. Manufacturing revenues decreased $1.2 million, or 69.6%, to $532,000 and $2.0 million, or 46.8%, to $2.2 million, respectively, for the three months and nine months ended December 31, 2000, as compared to $1.7 million and $4.2 million, respectively, for the three months and nine months ended December 31, 1999. The decrease was primarily attributable to decreased volume of certain less profitable private label sales resulting from the Company's implementation of more stringent gross profit benchmarks for the acceptance of product manufacturing sales orders and the absence of revenues associated with Go2, subsequent to November 7, 2000.

     Gross profit. Total gross profit decreased $770,000, or 71.2%, to $311,000 for the three months ended December 31, 2000, as compared to $1.1 million for the three months ended December 31, 1999. Total gross profit increased $68,000, or 2.4%, to $2.9 million for the nine months ended December 31, 2000, as compared to $2.8 million for the nine months ended December 31, 1999. Gross margin increased from 11.4% and 7.2%, respectively, for the three months and nine months ended December 31, 1999 to 34.5% and 44.3%, respectively, for the three months and nine months ended December 31, 2000. Distribution gross profit decreased $268,000, or 68.8%, to $122,000 and increased $971,000, or

62.1%, to $2.5 million, respectively, for the three months and nine months ended December 31, 2000, as compared to $390,000 and $1.6 million for the three months and nine months ended December 31, 1999. For the three months and nine months ended December 31, 2000, distribution gross margin increased to 32.8% and 59.5%, respectively, from 5.1% and 4.5%, respectively, in the corresponding periods. The increase was primarily attributable to revenues and related cost of goods sold associated with Dynamic Life and Breakthrough during the three months and nine months ended December 31, 2000, which yield higher gross margins than that of Becan, whose revenues and related cost of goods sold were reflected in the corresponding periods. Manufacturing gross profit decreased $501,000, or 72.6%, to $189,000 and $903,000, or 72.1%, to $349,000, respectively, for the three months and nine months ended December 31, 2000, as compared to $691,000 and $1.3
million, respectively, in the corresponding periods.   For the three months and
nine months ended December 31, 2000, manufacturing gross margin decreased to 35.6% and 15.5%, respectively, from 39.5% and 29.6%, respectively, in the corresponding periods. The decrease was primarily attributable to a decrease in sales volume and a change in the mix of sales, which yields a lower gross margin.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses decreased $289,000, or 28.6%, to $724,000, for the three months ended December 31, 2000, from $1.0 million in the corresponding period. The decrease was primarily attributable to the absence of selling, general and administrative expenses associated with Go2, subsequent to November 7, 2000. For the nine months ended December 31, 2000, selling, general and administrative expenses increased $80,000, or 2.6%, to $3.2 million, from $3.1 million in the corresponding period. The increase was primarily attributable to additional advertising and promotional expenses, rents, as well as payroll expenses and costs associated with fringe benefits to support our increased sales and the Company's overall growth. As a percentage of sales, selling, general and administrative expenses increased to 80.2% and 49.0%, respectively, for the three months and nine months ended December 31, 2000, from 10.7% and 7.9%, respectively, in the corresponding periods.

     Interest income (expense), net. Interest expense, net of interest income decreased $52,000 to $59,000 and $109,000 to $266,000, respectively, for the three months and nine months ended December 31, 2000, from $111,000 and $374,000, respectively, for the three months and nine months ended December 31, 1999. The decrease in interest expense was a result of increases in principal payments on outstanding obligations.

     Income taxes. At December 31, 2000, the Company had accrued income taxes of $400,000 and a deferred income tax liability of $3.3 million, primarily associated with the gain on the November 1999 sale of Becan. The Company had no income tax expense for the three months and nine months ended December 31, 2000 due to the loss incurred in that nine month period, as adjusted for nondeductible losses in equity of affiliated companies and nontaxable foreign source income.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and nine months ended December 31, 2000 and 1999. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company and from cash provided by operations. The Company had a working capital deficit of $93,000 at December 31, 2000, inclusive of current portion of long-term obligations, as compared to working capital of $544,000 at March 31, 2000.

     Net cash used in operating activities was $603,000 for the nine months ended December 31, 2000, as compared to net cash provided by operating activities of $583,000 for the nine months ended December 31, 1999. The usage of cash was primarily attributable to an increase in inventories of $464,000, an increase in amounts due to/from affiliates, net of $12,000, an increase in prepaid expenses and other current assets of $602,000, an increase in other assets of $257,000, partially offset by a decrease in accounts receivable of $175,000, an increase in accounts payable of $56,000, an increase in other payables of $332,000 and an increase in accrued expenses of $77,000.

     Net cash provided by investing activities was $1.4 million, representing the sale of assets of $85,000, proceeds from the transfer of assets of $745,000, conversion of a restricted Certificate of Deposit of $528,000 and proceeds from the sale of marketable equity securities of $251,000, partially offset by the purchase of property and equipment of $154,000, the purchase of marketable equity securities of $47,000 and payment for common stock repurchased of $200.

     Net cash used in financing activities was $441,000, representing repayments on revolving lines of credit of $117,000, repayments of long-term obligations of $496,000, repayments of related party obligations of $29,000, partially offset by proceeds from issuance of long-term obligations of $96,000 and proceeds from issuance of related party obligations of $105,000.

     Management believes that cash expected to be generated from operations, current cash reserves, and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities, expected results from recent procedural changes in accounts receivable and inventory procurement, and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

     In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by a personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. At November 7, 2000, the outstanding principal balance on the line of credit was approximately $732,000.

     In December 1999, Go2 established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly.
The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from the Company. The principal on the note was due and payable on November 10, 2000. The note or any portion thereof may be prepaid without penalty. At

November 7, 2000, the outstanding principal balance on this note was approximately $500,000. This note has since been paid in full.

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

        On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. In conjunction with the offering, 1,000,000 shares of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. Subsequent to the offering, the Company continues to own 3,000,000 shares, or 42.8% of the common stock of Go2.

     In December 2000, the Company sold its 150,000 shares of redeemable series A preferred stock of Go2 to related parties for notes receivable totaling $100,000. The notes bear interest at 8% per annum on the unpaid principal. Principal and interest are payable in eight equal installments commencing March 31, 2001. There are no prepayment penalties on the notes.


                          Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

        From time to time the Company is subject to litigation incidental to its business. Such claims, if successful, could exceed applicable insurance
coverage.   The Company is not currently a party to any material legal proceedings.