Form 10QSB/A
period 2000-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2001-02-26
CIK 949925

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

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Three Months Ended                Nine Months Ended
                                                              December 31,                     December 31,
                                                     ------------------------------   -------------------------------
                                                          2000            1999            2000             1999
                                                     -------------    -------------   --------------    -------------
Revenues:
  Distribution                                       $     370,863    $   7,716,038   $    4,263,321    $  35,106,904
  Manufacturing                                            531,907        1,749,760        2,247,123        4,222,215
                                                    --------------    -------------   --------------    -------------
Total revenues                                             902,770        9,465,798        6,510,444       39,329,119
                                                    --------------    -------------   --------------    -------------

Cost of goods sold:
  Distribution                                             249,084        7,325,831        1,727.673       33,542,292
  Manufacturing                                            342,521        1,059,181        1,897,872        2,970,353
                                                    --------------    -------------   --------------    -------------
Total cost of goods sold                                   591,605        8,385,012        3,625,545       36,512,645
                                                    --------------    -------------   --------------    -------------

Gross Profit:
  Distribution                                             121,779          390,207        2,535,648        1,564,612
  Manufacturing                                            189,386          690,579          349,251        1,251,862
                                                    --------------    -------------   --------------    -------------
Total gross profit                                         311,165        1,080,786        2,884,899        2,816,474
                                                    --------------    -------------   --------------    -------------

Selling, general and
  administrative expenses                                  723,610        1,012,805        3,192,502        3,112,539
                                                    --------------    -------------   --------------    -------------

Operating income (loss) before
  other income and expense                                (412,445)          67,981         (307,603)        (296,065)

Other income (expense):
  Interest income                                           24,109           20,735           59,052           40,335
  Preferred share dividends                                 22,083                -           22,083                -
  Gain on sale of securities to related parties            100,000                -          100,000                -
  Gain on sale of subsidiary                                     -       10,877,295                -       10,877,295
  Gain on transfer of equity securities                          -          151,808                -          151,808
  Gain on sale of assets                                         -                -          424,791                -
  Other income and expenses, net                           122,449          (38,929)         375,272          104,640
  Losses on marketable equity securities, net             (156,960)               -         (156,960)               -
  Equity in loss of affiliated companies                  (997,117)        (118,904)      (1,621,344)        (118,904)
  Interest expense                                         (82,885)        (132,000)        (324,595)        (414,431)
                                                    --------------    -------------   --------------    -------------
Total other income (expense)                            (9,068,321)      10,760,005       (1,121,701)      10,640,743
                                                    --------------    -------------   --------------    -------------

Income (loss) before income taxes                       (1,380,766)      10,827,986       (1,429,304)      10,344,678

Income taxes                                                     -        3,964,467                -        3,964,467
                                                    --------------    -------------   --------------    -------------

Net income (loss)                                       (1,380,766)       6,863,519       (1,429,304)       6,380,211

Preferred stock dividends                                    1,125            1,125            3,375            3,375
                                                    --------------    -------------   --------------    -------------

Net income (loss) available
  to common shareholders                            $   (1,381,891)   $   6,862,394   $   (1,432,679)   $   6,376,836
                                                    ==============    =============   ==============    =============

Basic income (loss) per share                       $        (0.47)   $        1.94   $        (0.49)   $        1.80
                                                    ==============    =============   ==============    =============
Basic weighted average number of
  common shares outstanding                              2,917,141        3,535,224        2,917,174        3,535,224
                                                    ==============    =============   ==============    =============

Diluted income (loss) per share                     $        (0.47)   $        1.94   $        (0.49)   $        1.80
                                                    ==============    =============   ==============    =============

Diluted weighted average number of
  common shares outstanding                              2,917,141        3,535,224        2,917,174        3,535,224
                                                    ==============    =============   ==============    =============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
                      Nine Months Ended December 31, 2000

                                      Series A              Series B
                                   Preferred Stock       Preferred Stock         Common Stock       Additional
                                   ---------------       ---------------         ------------         Paid-in       Retained
                                 Shares     Dollars     Shares    Dollars    Shares       Dollars     Capital       Earnings
                                 ---------------------------------------------------------------------------------------------
Balances at
 March 31, 2000 (Audited)        310,000    $775,000    30,000    $75,000    2,917,224    $29,172    $1,861,788    $5,371,144

Repurchase of 83 shares of
 common stock at $2.50 per share       -           -         -          -          (83)        (1)         (208)            -

Accrual of preferred dividends         -           -         -          -            -          -        (3,375)            -

Net loss                               -           -         -          -            -          -             -    (1,429,304)

Other comprehensive income             -           -         -          -            -          -             -             -

Balances at
                                 ---------------------------------------------------------------------------------------------
 December 31, 2000 (Unaudited)   310,000    $775,000    30,000    $75,000    2,917,141    $29,171    $1,858,205    $3,941,840
                                 =============================================================================================
                                  Accumulated Other
                                 Comprehensive Income
                                 ---------------------
                                      Unrealized         Total
                                      Losses on       Shareholder's
                                      Securities         Equity
                                 ----------------------------------
Balances at
 March 31, 2000 (Audited)             $       -        $8,112,104

Repurchase of 83 shares of
 common stock at $2.50 per share              -              (209)

Accrual of preferred dividends                -            (3,375)

Net loss                                      -        (1,429,304)

Other comprehensive income             (181,518)         (181,518)

Balances at
                                 ---------------------------------
 December 31, 2000 (Unaudited)        $(181,518)       $6,497,698
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

     The combined results of operations and financial position of the Company's equity-basis affiliate is summarized below as of and for the three months and nine months ended December 31, 2000:


                                                      Three Months        Nine Months
                                                         Ended               Ended
                                                   December 31, 2000   December 31, 2000
                                                   ------------------  ------------------
 Condensed Income Statement Information:
     Net sales                                          $    995,179        $  3,873,210
     Gross profit                                            227,887           1,354,021
     Net loss                                            (24,047,419)        (24,079,111)

                                                                       December 31, 2000
                                                                       -----------------
  Condensed Balance Sheet Information:
     Current assets                                                          $ 7,394,556
     Non-current assets                                                        2,122,191
     Current liabilities                                                       2,558,256
     Non-current liabilities                                                     330,847
     Redeemable series A preferred stock                                       1,500,000
     Total shareholders' equity                                                5,127,644

NOTE E-COMPREHENSIVE INCOME

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months and nine months ended December 31, 2000 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders' equity section of the balance sheet in addition to presenting a consolidated statement of changes in equity statement. The following presents comprehensive income as of December 31, 2000:

                                       Before-Tax   Tax (Expense)  Net-of-Tax
                                         Amount        Benefit       Amount
                                         ------        -------       ------
Unrealized losses on marketable
    equity securities held for sale     $(283,622)      $102,104    $(181,518)
                                        ---------       --------   ----------
Other comprehensive income              $(283,622)      $102,104    $(181,518)
                                        =========       ========   ==========

NOTE F-SEGMENT INFORMATION

     The Company has two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in Largo, Florida. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, where as on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

     The Company sold Becan, one of its distribution subsidiaries, in November 1999. Becan had distribution centers located in Pittsburgh, Pennsylvania and Mandeville, Louisiana. Based on the sale of this subsidiary, Becan's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the period from October 1, 1999 through November 26, 1999 and for the period from April 1, 1999 through November 26, 1999.

     The Company's subsidiary, Go2Pharmacy, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000.

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

______________
     (1) Incorporated by reference to Go2Pharmacy, Inc.'s Registration Statement No. 333-92849 on Form SB-2, as filed with the SEC on July 25, 2000.

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

(b) Reports on Form 8-K.

     During the nine months ended December 31, 2000, the Company filed two reports on Form 8-K.

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




                                         Dynamic Health Products, Inc.


Date: February 14, 2001                  By: /s/ Jugal K. Taneja
                                            --------------------
                                            Jugal K. Taneja
                                            Chairman of the Board, Chief
                                            Executive Officer, and Director


Date: February 14, 2001                  By: /s/ Cani I. Shuman
                                            -------------------
                                            Cani I. Shuman
                                            Chief Financial Officer