Form 10KSB40
period 2001-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2001-07-16
CIK 949925

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-23031

                          DYNAMIC HEALTH PRODUCTS, INC.
                          ----------------------------
                 (Name of small business issuer in its charter)

              STATE OF FLORIDA                    34-1711778
              ----------------                    ----------
    (State of or other jurisdiction of           (IRS Employer
      incorporation or organization)          Identification No.)

     6925 112th Circle North, Suite 101, Largo, Florida       33773
     --------------------------------------------------       -----
          (Address of Principal Executive Officers)         (Zip Code)

                    Issuer's telephone number: (727) 456-2200

   Securities registered pursuant to Section 12(b) of the Exchange Act: None.

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Common Capital Stock
                              --------------------
                                (Title of Class)

     Indicate by check mark whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $6,434,487.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

     Number of shares outstanding of the Issuer's common stock at $.01 par value as of July 11, 2001 was 2,917,141 (exclusive of Treasury Shares).

                                     PART I

Item 1. BUSINESS.

General

     Dynamic Health Products, Inc., was incorporated on January 27, 1998, as a Florida corporation under the name Direct Rx Healthcare, Inc. In April 1998, its name was changed to Nu-Wave Health Products, Inc. and in August 1998, its name was changed to Dynamic Health Products, Inc. References in this Annual Report on Form 10-KSB refer to Dynamic Health Products, Inc. and its subsidiaries as the "Company," unless otherwise indicated.

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

     The Company, through its wholly-owned subsidiaries, markets and distributes dietary supplements, over-the-counter drugs, and health and beauty care products. The Company's corporate headquarters are located in Largo, Florida.

     The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. ("Energy Factors"), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc. and in September 2000, its name was changed to Go2Pharmacy, Inc. ("Go2"). Go2 creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2.

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

     In September 1998, the Company formed Incredible Products of Florida, Inc., a Florida corporation, to market dietary supplements through distributors and radio infomercials. In May 1999, the Company formed Dynamic Life, Inc. ("Dynamic Life"), as a Florida corporation. In March 2000,

Incredible was merged into Dynamic Life. Dynamic Life markets dietary supplements, over-the-counter drugs, and health and beauty care products primarily through distributors and through direct marketing to consumers.

     In December 1998, the Company formed Herbal Health Products, Inc. ("Herbal"), as a Florida corporation. Herbal acquired the Florida operations of a Colorado company which markets dietary pet supplements primarily to Veterinarians. In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted ot its inventory and its customer base to Labelclick.com, Inc., an affiliate of the Company.

     In February 2000, through Dynamic Life, the Company formed Dynamic Life Asia, LLC ("Dynamic Asia"), a Florida limited liability company. Also in February 2000, through Dynamic Asia, the Company formed Dynamic Life Korea Ltd. ("Dynamic Korea"), a Korean corporation, to market dietary supplements primarily through distributors and through direct marketing to consumers.

     In June 2000, through Go2, the Company formed Breakthrough Engineered Nutrition, Inc. ("Breakthrough"), as a Florida corporation, to market, through distributors, a new branded product line "Lean Protein".

Marketing and Sales

     The Company's products are marketed directly to its wholesale customers by the Company's in-house salespeople. The Company distributes wholesale dietary supplements, over-the-counter drugs, and health and beauty care products, to independent pharmacies, regional and national chain drugstores, alternate care facilities, mail order facilities, mass merchandisers, deep discounters and brokers. The Company's dietary supplements, over-the-counter drugs, and health and beauty care products are also marketed directly to consumers by the Company's in-house salespeople primarily through distributors and through direct mail.

Competition

     The wholesale, retail and distribution industries in which the Company operates are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company in its development, manufacture, distribution, wholesaling and retailing businesses. The Nutrition Business Journal estimates that there are 1,050 manufacturers and branded marketers of dietary supplements in the United States with at least $500,000 in annual sales. The Nutrition Business Journal's 1997 database includes 16 companies with over $100 million in revenues, representing 55% of the dietary supplement market, up from 12 companies and 44% of the market in the 1996 analysis.

     The Company's branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than those of the Company.

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

Backlog

     The Company's revenues are processed through its system from sales orders generated and issued by the Company's customers. The Company fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2001, the Company had no backlog sales orders.

Product Development

     Generally, the more novel and unique the Company's products are, the greater the profit margins. The Company, along with product development teams, works closely with its customers to understand their needs, their strengths and their objectives to be met, thus involving the team to create products with more unique sales points. The Company's response time in developing its own proprietary products is critical and enables the Company to take advantage of consumer trends and preferences.

Research and Development

     The Company contracts research and development primarily through its affiliate, Go2, where Dr. Sekharam, the President of Go2 and a Director of the Company, provides guidance and direction for Go2's research and development team. Nutritional information, as well as label requirements, are prepared by Go2's regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged directly to expense as incurred.

Trademarks

     The Company has applied for various federally registered trademarks. The Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products.

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

Principal Suppliers and Sources of Supply

     The Company obtains all of its products from third party suppliers. Many of the raw materials used in the Company's products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide materials required for the production of its products. There can be no assurance that suppliers will provide products needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of its products at favorable prices, or at all, could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Quality Control

     The Company's products are manufactured in accordance with the Good Manufacturing Practices ("GMP's") prescribed by the FDA, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company places special emphasis on quality control. See "Business - Government Regulation" below.

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

     Traditionally, the term "dietary supplements" referred to products made of one or more essential nutrients, such as vitamins, minerals, and protein. But DSHEA broadened the definition to include, with some exceptions, any product intended for ingestion as a supplement to the diet. This includes vitamins, minerals, herbs, botanicals, and other plant-derived substances, amino acids and concentrates, metabolites, constituents and extracts of these substances. DSHEA requires manufacturers to include the words "dietary supplement" on product labels. Also, commencing in March 1999, a "Supplement Facts" panel is required on the labels of most dietary supplements. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FDCA.

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

     In house training is provided to all applicable employees to ensure compliance with regulations. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements. The Company believes that it is substantially in compliance with all FDA record keeping and reporting requirements and all environmental regulations affecting the Company.

Industry Segments

     For the year ended March 31, 2001, the Company had the following revenues and gross profits from its distribution and manufacturing segments:

                                      Revenue As               Gross Profit As
                                     A Percentage               A Percentage
                                       Of Total       Gross       Of Segment
                          Revenues     Revenues      Profit       Revenues
                          --------     --------      ------       --------

Distribution             $4,187,364      65.1%     $2,346,396       56.0%
Manufacturing             2,247,123      34.9%        349,251       15.5%
                         ----------                ----------
         Total           $6,434,487                $2,695,647
                         ==========                ==========

Employees

     Subsequent to the spin-off of Go2, as of March 31, 2001, the Company had 24 employees full-time employees. Of such employees, 11 were engaged in marketing and sales, 3 were devoted to warehousing and distribution and 10 were responsible for management and administration. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Sale of Subsidiary

     On November 26, 1999, the Company sold a significant subsidiary, Becan, to DrugMax, an affiliate of Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company. Jugal K. Taneja is a principal shareholder and a director of DrugMax. In connection with the sale, in exchange for all of the outstanding shares of Becan common stock, the Company received the sum of $2,000,000 in cash, and 2,000,000 shares of DrugMax common stock. In addition, 1,000,000 shares of common stock of DrugMax were deposited into escrow for future issuance to the Company upon the attainment by Becan of certain financial targets for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. For the fiscal year ending March 31, 2001, Becan attained its financial target and the 500,000 shares remaining in escrow were released to the Company in June 2001, with an estimated fair value of $3.5437 per share based on the March 30, 2001 market closing price, discounted 10% for restrictions as to marketability. For the period from April 1, 1999 through November 26, 1999, Becan had net revenues of approximately $33.9 million and net income of approximately $22,900, for such period.

Effective Registration Statement of Subsidiary

     On November 7, 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. In conjunction with the offering, 1,000,000 shares of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. Subsequent to the offering, the Company held 3,000,000 of the 7,015,000 shares, or 42.8%, of issued and outstanding common stock of Go2. In addition, at November 7, 2000, the Company held 150,000 shares of redeemable preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable preferred stock to a related party. The sale of these shares resulted in a recognized gain of $100,000 to the Company. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. This distribution resulted in a recognized gain of $1,089,836 to the Company. At March 31, 2001, the Company continued to hold 340,016 shares of common stock of Go2. For the period from April 1, 2000 through November 7, 2000, Go2 had net revenues of approximately $2.6 million and a net loss of approximately $267,600, for such period.

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

     Except for historical information, the Company's Annual Report on Form 10-KSB for the year ended March 31, 2001, the Company's quarterly reports on Form 10-QSB, the Company's current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

     Government Regulation. The packaging, labeling, advertising, promotion, distribution and sale of the Company's products are all subject to extensive regulation by numerous state and government agencies. Because of the broad language of the laws applicable to the Company's business, it is difficult for the Company to remain in strict compliance. If the Company fails to or is unable to comply with applicable laws and governmental regulations, the Company's business could be adversely affected. See "Business - Government Regulation."

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

     Competition. The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution, marketing and other resources than the Company, compete with us in the development and marketing of dietary supplements. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. See "Business - Competition."

     Principal Suppliers and Sources of Supply. The Company depends on third-party suppliers to provide its products. Many of the raw materials used in its products are harvested internationally. The Company cannot assure that suppliers will provide the products needed in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, delivery to the Company is also subject to delays caused by interruption in production of materials based on conditions not within the control of the Company. The Company's inability to obtain adequate supplies of products at favorable prices, or at all, could adversely effect the Company's business.

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

     Concentration of Customers. For the year ended March 31, 2001, there were no customers that represented a concentration of credit risk.

General Risks

     Key Personnel. Subsequent to the spin-off of Go2, as a small company with only 24 employees, the Company's success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

     Growth Management. The Company believes that continued growth may strain its management, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers the Company intends to increase its workforce. The Company's ability to manage further growth depends in part upon its ability to expand its operating, management, information and financial systems, which may significantly increase its future operating expenses. The Company cannot assure that its business will grow in the future or that it will be able to effectively manage its growth.

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

     Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company's business, the diversion of management's attention from other aspects of the Company's business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience, and the potential loss of key employees of the acquired business arising out of such acquired business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company's indebtedness or the issuance of additional capital stock, which may be dilutive to the Company's shareholders.

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

     Control By Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 69.5% of the outstanding shares of the Company's common stock. Therefore, these stockholders will have significant control over the election of the Company's directors and most of the Company's corporate actions.

     Exposure to Natural Disasters. The Company's Florida facilities are located in the greater Tampa Bay area, which is prone to hurricanes. The Company's business could be adversely affected should its ability to distribute products be impacted by such event.

Future Plans

     Management of the Company has determined that additional office and warehouse facilities will be necessary for the expansion of its administrative, marketing and warehousing staff during the next twelve months. In order to satisfy this future need, the Company is seeking additional space in Largo, Florida.

     Management of the Company is considering acquiring distribution and marketing companies. In order to accomplish its future plans, the Company is considering raising capital either through private placement or an initial public offering.

Item 2. PROPERTIES.

     The Company leases approximately 3,300 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company's corporate headquarters and is also used for offices, warehousing and shipping operations. The facility is leased on a month-to-month basis. The rental under the lease is $1,366 per month subject to monthly adjustment for shared property operating expenses.

     On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building in Largo, Florida for term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase.

     In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space in Seoul, South Korea. The office lease is for approximately 4,700 square feet of space and is for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, a seminar room of approximately 800 square feet was leased for a one year period at a monthly rental amount of $868. In January 2001, housing space of approximately 900 square feet was leased for a four month plus thirteen day period at a monthly rental amount of $2,605.

     In the judgment of management, the leases described above reflect rent at current fair market value.

     As of March 31, 2001, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $1,583,529.

Item 3. LEGAL PROCEEDINGS.

     The Company is involved in pending litigation from U.S. Diversified Technologies, Inc., Paul Santostasi, and Gerald Schmoling. Management believes that such claims are frivolous and the litigation is being dealt with.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is not traded or listed on the OTC Bulletin Board or The Nasdaq Stock Market or any successor stock exchange or market and there is currently no established trading market for its common stock.

     As of June 29, 2001, there were approximately 390 stockholders of the Company's common stock.

     Historically, the Company has not declared or paid any cash dividends on the common stock. On March 29, 2001, the Company distributed 2,324,984 shares of common stock of Go2 to its shareholders as a dividend and is also considering distributing its shares of common stock of DrugMax to its shareholders. Any future determination to pay dividends on the common stock will depend upon the Company's results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by the Company's Board of Directors. The Company's existing bank credit facilities prohibit the payment of dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The statements contained in this Report that are not historical are forward-looking statement, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such consolidated financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

     The Company derives its revenues from developing, manufacturing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is produced and shipped, net of discounts, allowances, returns and credits.

     Cost of goods sold is comprised of direct manufacturing and material product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support product manufacture and the warehousing of production and other manufacturing overhead. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company's operations. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital and other working capital needs.

     In November 1999, the Company sold Becan, a significant subsidiary of the Company, a distributor and wholesaler of prescription pharmaceuticals. The consolidated financial statements for the year ended March 31, 2000 include the results of operations for Becan from April 1, 1999 through November 26, 1999.

     In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea commenced its operations in April 2000.

     In November 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. Go2, a significant subsidiary of the Company, is a manufacturer of non-prescription dietary supplements, and health and beauty care products. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. The consolidated financial statements for the year ended March 31, 2001 include the results of operations for Go2 from April 1, 2000 through November 7, 2000.

Results of Operations

Fiscal Year Ended March 31, 2001 Compared To Fiscal Year Ended March 31, 2000

     Revenues. Total revenues decreased $34.5 million, or 84.3%, to $6.4 million for the year ended March 31, 2001, as compared to $40.9 million for the year ended March 31, 2000. Distribution revenues decreased $31.3 million, or 88.2%, to $4.2 million for the year ended March 31, 2001, as compared to $35.5 million for the year ended March 31, 2000. The decrease was primarily due to the sale of Becan, the Company's major distribution subsidiary. Manufacturing revenues decreased $3.2 million, or 58.7%, to $2.2 million for the year ended March 31, 2001, as compared to $5.4 million for the year ended March 31, 2000. The decrease is primarily attributable to the spin-off of Go2, the Company's manufacturing subsidiary.

     Gross profit. Total gross profit decreased $777,000, or 22.4%, to $2.7 million for the year ended March 31, 2001, as compared to $3.5 million for the year ended March 31, 2000. Gross margin increased from 8.5% for the year ended March 31, 2000 to 41.9% for the year ended March 31, 2001. Distribution gross profit increased $514,000, or 29.9%, to $2.3 million for the year ended March 31, 2001, as compared to $1.8 million for the year ended March 31, 2000. For the year ended March 31, 2001, distribution gross margin increased to 56.0%, from 5.2% for the year ended March 31, 2000. The increase was primarily attributable to revenues and related cost of goods sold associated with Dynamic Life and Breakthrough, which yield higher gross margins than that of Becan, whose revenues and related costs of goods sold were reflected from April 1, 1999 through November 26, 1999. Manufacturing gross profit decreased $1.3 million, or 78.7%, to $349,000 for the year ended March 31, 2001, as compared to $1.6 million for the year ended March 31, 2000. The decrease was primarily attributable to a decrease in Go2's sales volume and a change in its mix of sales, which yielded a lower gross margin for the period from April 1, 2000 through November 7, 2000, as compared to year ended March 31, 2000.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses decreased $548,000, or 13.2%, to $3.6 million for the year ended March 31, 2001 as compared to $4.1 million for the year ended March 31, 2000. The decrease was primarily due to the absence of selling, general and administrative expenses associated with Go2, subsequent to November 7, 2000, and was partially offset by an increase in advertising and promotional expenses, rents, as well as payroll expenses and costs associated with fringe benefits to support our increased net sales and the Company's growth. As a percentage of sales, selling, general and administrative expenses increased to 55.8% for the year ended March 31, 2001 from 10.1% for the year ended March 31, 2000.

     Interest income (expense), net. Interest expense, net of interest income, decreased $177,000 to $292,000 for the year ended March 31, 2001, from $469,000 for the year ended March 31, 2000. The decrease in interest expense in fiscal 2001 was a result of increases in principal payments on outstanding obligations.

     Income taxes. The Company had an income tax benefit of $1.1 million for the year ended March 31, 2001, primarily associated with its use of a net operating loss carryback, the tax loss associated with the sale of equity securities, and the decline in market value of marketable equity securities. Income tax expense of $3.8 million for the year ended

March 31, 2000 was primarily associated with the gain on the sale of Becan. See Notes 2 and 11 to the consolidated financial statements.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation in fiscal 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had working capital of $1.3 million at March 31, 2001.

     Net cash used in operating activities was $653,000 for the year ended March 31, 2001, as compared to net cash used in operating activities of $603,000 for the year ended March 31, 2000. The usage of cash was primarily attributable an increase in inventories of $327,000, an increase in prepaid expenses and other current assets of $407,000, an increase in other assets of $258,000, an increase in accrued income taxes of $345,000, and an increase in deferred income taxes of $763,000, partially offset by a decrease in accounts receivable of $159,000, an decrease in amounts due to/from affiliates, net of $79,000, an increase in accounts payable of $48,000, an increase in other payables of $196,000, and an increase in accrued expenses of $147,000.

     Net cash provided by investing activities was $1.5 million, representing proceeds from the sale of assets of $85,000, proceeds from the transfer of assets of $773,000, proceeds from the conversion of a restricted Certificate of Deposit of $511,000, proceeds from the sale of marketable equity securities, and proceeds from related party receivables of $35,000, partially offset by purchases of property and equipment of $153,000, purchases of marketable equity securities of $47,000, and a repurchase of the Company's common stock of $211.

     Net cash used in financing activities was $455,000, representing repayments on lines of credit of $117,000, repayments of long-term obligations of $507,000, and repayment of related party obligations of $29,000, partially offset by proceeds from issuance of long-term obligations of $96,000, and proceeds from issuance of related party obligations of $103,000.

     At March 31, 2001, the Company had $1.1 million in cash and cash equivalents, as compared to $694,000 at March 31, 2000.

     Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company's future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

     In February 1999, the Company established a $2,000,000 credit facility to provide additional working capital in support of accounts receivable and inventory and to support its continued growth. A portion of the proceeds from the line of credit were funded in the form of a 60-month term loan for approximately $491,000, for repayment of certain capital lease obligations. The remainder of this credit facility is in the form of a revolving line of credit. The note bears interest at the Prime Rate of The Chase Manhattan Bank in New York, New York, plus 2.25% per annum on the unpaid outstanding principal of each advance, payable monthly. The note is to be secured by a blanket lien on all assets of the Company, exclusive of certain leased assets. The note is also secured by a personal guarantee from the Company's Chairman of the Board. The credit facility provides substantial penalties for early termination. On November 7, 2000, amounts outstanding under the credit facility and the term loan were transferred to Go2 and were subsequently paid in full by Go2 in March 2001.

     On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building situated in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

     On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") to DrugMax, to further certain of its business objectives, including without limitation, providing additional working capital to the Company. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 1,000,000 restricted shares of common stock, $.001 par value, of DrugMax were placed in escrow to be issued to the Company if Becan attained certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. For the fiscal year ending March 31, 2001, Becan attained its financial target and the 500,000 shares remaining in escrow were released to the Company in June 2001, with an estimated fair value of $3.5437 per share based on the March 30, 2001 market closing price, discounted 10% for restrictions as to marketability. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

     In December 1999, Go2 established a $500,000 revolving line of credit with First Community Bank of America, to provide additional working capital for the Company. The note bears interest at variable rates, commencing at 6.5% per annum, on the unpaid outstanding principal of each advance, payable monthly. The note is secured by a guarantee in the form of a Third Party Pledge Agreement in favor of First Community Bank of America, from the Company. The principal on the note was due and payable on November 10, 2000. The note or any portion thereof may be prepaid without penalty. At November 7, 2000, the outstanding principal balance on this note was approximately $500,000. Amounts due under the credit facility were paid in full by Go2 in November 2000.

     The Company established a subsidiary in Korea to market its products to distributors in Korea. In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space. The office lease is for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, the seminar room was leased for a one year period at a monthly rental amount of $868. In January, 2001, the housing space was leased for a four month plus thirteen day period at a monthly rental amount of $2,605.

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

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the issued and outstanding common stock of Labelclick.com, Inc. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Labelclick.com, Inc. which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Labelclick.com, Inc. The sale of substantially all of Herbal's assets relating to the distribution of veterinary products resulted in a realized gain of $365,735 to the Company.

     In November 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. In conjunction with the offering, 1,000,000 shares of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. This distribution resulted in a recognized gain of $1,089,836 to the Company.

     At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. This resulted in a realized gain of $100,000 to the Company.

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

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name                       Age      Position                                            Director Since
----                       ---      --------                                            --------------

Jugal K. Taneja             57      Chairman of the Board, Chief Executive
                                    Officer and Director                                      1992

Mandeep K. Taneja           27      President and Director                                    2000

Cani I. Shuman              44      Chief Financial Officer,
                                    Secretary and Treasurer                                    N/A

Kotha S. Sekharam, Ph.D.    50      Director                                                  1995

Rakesh K. Sharma, M.D.      44      Director                                                  1999

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

Background of Executive Officers and Directors

     Jugal K. Taneja has served as the Company's Chairman of the Board since its inception. Until June 1998 and since November 1999, he also served as the Company's Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Chairman of the Board of DrugMax.com, Inc., and since October 2000 has served as DrugMax's Chief Executive Officer. He previously served as DrugMax's Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax's President and Secretary. DrugMax is a publicly-held company operating as an online business to business wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as a director of Go2Pharmacy, Inc., a publicly-held company that manufactures and distributes nutritional and health products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

     Mandeep K. Taneja has served as a director of the Company and as the Company's President since November 2000. Prior to that he served as President of the Company's subsidiary, Dynamic Life, Inc. since June 2000. In additional, he served as Director of Finance for Dynamic Life Korea, Ltd. from April 2000 until November 2000. He was also employed as an associate of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. from July through October 2000. Mr. Taneja holds a Bachelor of Arts degree in political science from the University of Rochester as well as Management Certificates in marketing and organizational behavior. He also holds a Juris Doctorate from the University of Miami and is an attorney. Mr. Taneja is the son of Jugal K. Taneja.

     Cani I. Shuman has served as the Company's Chief Financial Officer since November 2000. Ms. Shuman has served as the Company's Secretary and Treasurer since April 2000, and was Corporate Controller of the Company from February 1999 through November 2000. Prior to that she served as Chief Financial Officer of the Company since January 1998. Prior to her employment with the Company in January 1998, she was employed in public accounting with Hacker, Johnson, Cohen & Grieb, PA, and Copeland and Company, CPAs since January 1994. Prior to that, she held accounting positions in private industry. Ms. Shuman is a certified public accountant and holds a B.S. degree in Accounting from the University of South Florida.

     Dr. Kotha S. Sekharam has served as a director of the Company since June 1996 and served as the Company's President from June 1996 through November 2000. Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc. ("Nu-Wave") and served as its President from June 1996 through March 1998 and served as Nu-Wave's Vice President from September 1995 until June 1996. The Company acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, acquired by the Company in June 1998. Dr. Sekharam is also President of Go2Pharmacy, Inc., a public company operating as a private label manufacturer of dietary supplements, over-the-counter drugs, and health and beauty care products. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

     Rakesh K. Sharma, M.D., became a director of the Company in March 1999. Dr. Sharma is a cardiologist and is a member of the medical staff of several hospitals in the Tampa Bay, Florida area and is a director of Eonnet Media, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's common stock is not traded or listed on the OTC Bulletin Board or The Nasdaq Stock Market or any successor stock exchange or market and there is currently no established trading market for its common stock. None of the Company's directors or officers and no person who was the beneficial owner of more than ten percent of the Company's common stock has filed a Form 3 as required by Section 16(a) of the Securities And Exchange Act of 1934.

Item 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                               Annual Compensation(1)
                                               ----------------------

Name and
Principal Position                          Year    Salary($)    Bonus($)
-------------------------------------------------------------------------

Jugal K. Taneja, Chairman and CEO(2)        2001    $240,000   $  10,000
                                            2000    $240,000   $     -0-
                                            1999    $ 75,000   $     -0-

Mandeep K. Taneja, President                2001    $ 60,000   $     -0-


Paul A. Santostasi, Vice Chairman(3)        2001    $ 62,876   $     -0-
                                            2000    $125,000   $     240
                                            1999    $121,711   $     -0-

----------

(1) All employees of the Company during fiscal 1999 through 2001 were paid by the Company.

(2) Mr. Taneja served as the Company's Chief Executive Officer until June 1998 and since November 1999.

(3) From June 1998 to September 2000, Mr. Santostasi served as the Company's Vice Chairman. During fiscal 2001, Mr. Santostasi's Employment Agreement became null and void upon his failure to continue to report to work, at his own will.

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

Employment Agreements

     On March 15, 1999, the Company entered into Employment Agreements with Messrs. Jugal Taneja, William LaGamba and Kotha Sekharam. Each of the March 15, 1999 Employment Agreements are for a term of three years and renew automatically for successive periods of one year after their expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. Mr. LaGamba's employment agreement terminated in November 1999 simultaneously with his resignation as Chief Executive Officer of the Company. Mr. Taneja's employment agreement was amended in January 2000, subsequent to his appointment as Chief Executive Officer of the Company. On November 7, 2000, upon Go2's effective registration statement, Employment Agreements with Messrs. Kotha S. Sekharam and Mihir K. Taneja were terminated by mutual agreement and new employment contracts were entered into between Go2 and Messrs. Sekharam and Mihir Taneja. On May 1, 1998, in conjunction with the acquisition of Go2, the Company entered into a three-year Employment Agreement with Mr. Santostasi, who was Vice Chairman of the Company, which was to end on June 13, 2001. During 2001, this Employment Agreement became null and void upon Mr. Santostasi's failure to continue to report to work, at his own will. Salaries payable under the agreements were: Jugal Taneja - $240,000, William LaGamba - $125,000, Kotha Sekharam - $90,000, and Paul Santostasi - $125,000. Annual salaries payable amounted to $525,000 for the year ended March 31, 2001, plus an annual bonus at the discretion of the Board of Directors.

     The Company is in the process of negotiating a new employment contract with Jugal Taneja and employment contracts with Mandeep Taneja and Cani Shuman.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information, as of June 29, 2001 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company's executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

                                                 AMOUNT AND
                                                 NATURE OF          APPROXIMATE
TITLE OF          NAME AND ADDRESS               BENEFICIAL         PERCENT
CLASS             OF BENEFICIAL OWNER(1)         OWNERSHIP(2)       OF CLASS
-----             ----------------------         ------------       --------

Common            Jugal K. Taneja(3)              1,172,927            40.2%

Common            Manju Taneja(4)                   432,851            14.8%

Common            William L. LaGamba(5)             435,000            14.9%

Common            Michele LaGamba(6)                435,000            14.9%

Common            Mandeep K. Taneja                 369,999            12.7%

Common            Mihir K. Taneja                   369,999            12.7%

Common            Kotha S. Sekharam, Ph.D.(7)       115,616             4.0%

Common            Cani I. Shuman                        -0-             -0-

Common            Rakesh K. Sharma, M.D.                -0-              -0-
                  1107 S. Myrtle Avenue
                  Clearwater, FL 33756

Common            All officers and directors as
                  a group (5 persons)             1,658,542            56.9%

----------

     *Less than one percent.

(1) Except as otherwise indicated, the address of each beneficial owner is c/o Dynamic Health Products, Inc. at 6925 112th Circle North, Suite 101, Largo, FL 33773.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease certain real property situated in Largo, Florida for term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase.

     At March 31, 2000, the Company had a credit line payable and three notes payable that were guaranteed by the Chairman of the Board of the Company (see
Note 10 and 12 to consolidated financial statement). The credit line payable and two of the notes payable were transferred to Go2 on November 7, 2000 and were subsequently paid in full by Go2, in March 2001.

     The Company charged a management fee of $20,000 per month to DrugMax for accounting and administrative services. The fee was charged since the sale of Becan in November 1999 and continued at that rate through June 2000. Since July 1, 2000 the charge is on an hourly basis for services rendered.

     In April 2000, the Company transferred all of the assets and liabilities of its manufacturing division to Go2 at net book value of approximately $61,000.

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

     The Company charged a management fee of $5,750 to Go2 for accounting and administrative services in November 2000.

     In December 2000, the Company sold 150,000 shares of Go2's redeemable preferred stock (see Note 2) for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. This resulted in a realized gain of $100,000 to the Company.

     The Company's Stock Option Plan ("SOP") was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. In March 1999, options were granted, under the SOP, to purchase 210,000 shares of common stock of the Company at $2.50 per share, vesting equally over a three-year period from the date of grant. At March 31, 2001, a total of 70,000 of those options were forfeited. In August 1999, the Company granted an option to purchase a total of 30,000 shares of its common stock at $2.50 per share to one of its officers under its 1999 Stock Option Plan, vesting equally over a three-year period from the date of grant. On March 29, 2001, the Company transferred its ownership of 85,000 shares of common stock of Go2 to these option holders in exchange for their options to purchase 170,000 shares of common stock of the Company.

     In March 1999, the Company granted the Chairman options to purchase 500,000 shares of common stock at $2.50 per share, which is the fair value as determined by the Board of Directors. The options were granted in return for the guarantee of the credit lines payable by the Chairman, and vest equally over a three-year period from the date of grant. On March 29, 2001, the Company transferred its ownership of 250,000 shares of common stock of Go2 to the Chairman in exchange for his options to purchase 500,000 shares of common stock of the Company.

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

     On November 26, 1999, the Company sold all of the shares of capital stock of Becan and its subsidiary Discount to DrugMax. Jugal K. Taneja, a principal shareholder, Chairman of the Board and Chief Executive Officer of the Company is also Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company. The Company received 2,000,000 shares of restricted common stock of DrugMax (with an estimated fair value of $10.00 per share based on the November 27, 1999 IPO price) and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of DrugMax common stock, were released to the Company in June 2001 because Becan attained certain revenue and gross margin goals for the fiscal year ended March 31, 2001. The estimated fair value of the 500,000 shares was $1,188,751 and was accrued at March 31, 2001.

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements.

See pages F-1 through F-30.

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

3.1     Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27,
        1998. (2)

3.2     Articles of Amendment to Articles of Incorporation of Nu-Wave Health
        Products, Inc., dated August 11, 1998. (3)

3.3     Articles of Amendment to Articles of Incorporation of Dynamic Health
        Products, Inc., filed September 1, 1998. (4)

3.4     Articles of Restatement of the Articles of Incorporation of Dynamic Health
        Products, Inc., filed April 16, 1999. (4)

10.1.1  Employment Agreement between the Company and Jugal K. Taneja dated March
        15, 1999. (4)

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

21.1    Dynamic Health Products, Inc. - List of Subsidiaries.

----------

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

(b) Reports on Form 8-K.

     During the year ended March 31, 2001, the Company filed two reports on Form 8-K.

     Form 8-K dated May 9, 2000, with respect to a change in the Company's certifying accountants to Brimmer, Burek & Keelan LLP, for the fiscal year ended March 31, 2000.

     Form 8-K/A dated June 5, 2000, with respect to a change in the Company's certifying accountants to Brimmer, Burek & Keelan LLP, for the fiscal year ended March 31, 2000.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DYNAMIC HEALTH PRODUCTS, INC.

Dated: July 15, 2001               By: /s/ Jugal K. Taneja
                                       ---------------------------
                                       Jugal K. Taneja, Chief Executive Officer
                                       and Chairman of the Board of Directors

                                   By: /s/ Mandeep K. Taneja
                                       ------------------------
                                       Mandeep K. Taneja, President and Director

                                   By: /s/ Cani I. Shuman
                                       ----------------------------
                                       Cani I. Shuman, Chief Financial Officer,
                                       Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                           Title                                       Date
---------                           -----                                       ----
By: /s/ Jugal K. Taneja             Chairman of the Board,                      July 15, 2001
    -----------------------------   Chief Executive Officer and Director
    Jugal K. Taneja

By: /s/ Mandeep K. Taneja           President and Director                      July 15, 2001
    ----------------------------
    Mandeep K. Taneja

By: /s/ Cani I. Shuman              Chief Financial Officer,                    July 15, 2001
    ----------------------------    Secretary and Treasurer
    Cani I. Shuman

By: /s/ Kotha S. Sekharam           Director                                    July 15, 2001
    ----------------------------
    Kotha S. Sekharam

By: /s/ Rakesh K. Sharma            Director                                    July 15, 2001
    ----------------------------
    Rakesh K. Sharma

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES


            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Independent Auditors' Report                                         F-2

Consolidated Balance Sheets as of March 31, 2001 and 2000            F-3

Consolidated Statements of Operations for the years ended
         March 31, 2001 and 2000                                     F-4

Consolidated Statements of Changes in Equity for
         the years ended March 31, 2001 and 2000                     F-5

Consolidated Statements of Cash Flows for the years ended
         March 31, 2001 and 2000                                     F-6 - F-7

Notes to Consolidated Financial Statements                           F-8 - F-30

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2001 and 2000 and the consolidated results of operations and cash flows for the years ended March 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/ BRIMMER, BUREK & KEELAN LLP
-------------------------------
Brimmer, Burek & Keelan LLP

Tampa, Florida
June 8, 2001

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,                  MARCH 31,
                                                                    2001                       2000
                                                                -----------               ------------
                       ASSETS

Current assets:
       Cash and cash equivalents                                $ 1,131,156               $   693,595
       Marketable equity securities, net                             14,665                   754,996
       Certificate of deposit, restricted                                 -                   510,861
       Accounts receivable, net                                           -                   770,161
       Inventories                                                  253,008                 1,677,344
       Prepaid registration expenses                                      -                   252,356
       Prepaid expenses and other
        current assets                                              265,215                    88,293
       Due from affiliates                                        1,235,801                    10,155
       Due from related parties                                         616                     2,250
       Notes receivable from affiliate                              145,854                         -
                                                                -----------               -----------
Total current assets                                              3,046,315                 4,760,011

Property, plant and equipment, net                                1,583,529                 2,689,780

Intangible assets, net                                              122,156                 1,043,669
Investments in unconsolidated affiliates                          6,958,260                 9,212,562
Note receivable from affiliate                                      373,333                         -
Notes receivable from related parties                                     -                         -
Other assets, net                                                   157,761                   185,071
                                                                -----------               -----------
TOTAL ASSETS                                                    $12,241,354               $17,891,093
                                                                ===========               ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Accounts payable                                         $   149,745               $ 1,120,045
       Other payables                                               239,918                   273,980
       Current portion of long-term
        obligations                                               1,116,591                   915,806
       Credit lines payable                                               -                 1,349,284
       Accrued expenses                                             149,462                   111,438
       Accrued income taxes                                          55,000                   400,000
       Obligations to affiliates                                      3,609                    20,927
       Obligations to related parties                                     -                    25,000
                                                                -----------               -----------
Total current liabilities                                         1,714,325                 4,216,480

Deferred income taxes                                             2,551,301                 3,363,000
Long-term obligations, less current portion                         907,132                 2,199,509
                                                                -----------               -----------
TOTAL LIABILITIES                                                 5,172,758                 9,778,989
                                                                -----------               -----------

Commitments and contingencies

Shareholders' equity:
       Series A Convertible Preferred stock, $.01 par
        value; 400,000 shares authorized; 310,000 shares
        issued and outstanding, at face value                       775,000                   775,000
       Series B 6% Cumulative Convertible Preferred stock,
        $.01 par value; 800,000 shares authorized;
        30,000 shares issued and outstanding, at face value          75,000                    75,000
       Common stock, $.01 par value; 20,000,000 shares
        authorized; 2,917,141 and 2,917,224 shares
        issued and outstanding                                       29,171                    29,172
       Additional paid-in capital                                 1,861,580                 1,861,788
       Retained earnings                                          4,414,421                 5,371,144
       Accumulated other comprehensive income:
         Unrealized losses on marketable equity securities          (86,576)                        -
                                                                -----------               -----------
TOTAL SHAREHOLDERS' EQUITY                                        7,068,596                 8,112,104
                                                                -----------               -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $12,241,354               $17,891,093
                                                                ===========               ===========

         See accompanying notes to consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED                  YEAR ENDED
                                                                     MARCH 31,                   MARCH 31,
                                                                       2001                        2000
                                                                   -----------                  -----------
Revenues:
      Distribution                                                 $ 4,187,364                  $35,489,125
      Manufacturing                                                  2,247,123                    5,447,115
                                                                   -----------                  -----------
TOTAL REVENUES                                                       6,434,487                   40,936,240
                                                                   -----------                  -----------


Cost of goods sold:
      Distribution                                                   1,840,968                   33,657,177
      Manufacturing                                                  1,897,872                    3,806,569
                                                                   -----------                  -----------
TOTAL COST OF GOODS SOLD                                             3,738,840                   37,463,746
                                                                   -----------                  -----------


GROSS PROFIT:
      Distribution                                                   2,346,396                    1,831,948
      Manufacturing                                                    349,251                    1,640,546
                                                                   -----------                  -----------
TOTAL GROSS PROFIT                                                   2,695,647                    3,472,494
                                                                   -----------                  -----------


SELLING, GENERAL AND
      ADMINISTRATIVE EXPENSES                                        3,588,913                    4,136,612
                                                                   -----------                  -----------


OPERATING INCOME (LOSS) BEFORE
      OTHER INCOME AND EXPENSE                                        (893,266)                    (664,118)

Other income (expense):
      Interest income                                                   82,836                       58,168
      Preferred share dividends                                         22,083                            -
      Gain on sale of securities to related parties                    100,000                            -
      Gain on distribution of investment                             1,246,867                            -
      Gain on sale of subsidiary                                     1,188,751                   11,535,495
      Gain on transfer of equity securities                                  -                      107,544
      Gain on sale of assets                                           419,576                            -
      Other income and expenses, net                                   589,981                      203,018
      Losses on marketable equity securities, net                     (310,024)                           -
      Equity in loss of affiliated companies                        (2,885,256)                    (498,309)
      Interest expense                                                (374,904)                    (527,617)
                                                                   -----------                  -----------
TOTAL OTHER INCOME (EXPENSE)                                            79,910                   10,878,299
                                                                   -----------                  -----------

INCOME (LOSS) BEFORE INCOME TAXES                                     (813,356)                  10,214,181

Income taxes                                                        (1,108,000)                   3,763,000
                                                                   -----------                  -----------

NET INCOME                                                             294,644                    6,451,181

Preferred stock dividends                                                4,500                        4,500
                                                                   -----------                  -----------

NET INCOME AVAILABLE
      TO COMMON SHAREHOLDERS                                       $   290,144                  $ 6,446,681
                                                                   ===========                  ===========

Basic income per share                                             $      0.10                  $      1.87
                                                                   ===========                  ===========

Basic weighted average number of
      common shares outstanding                                      2,917,166                    3,452,260
                                                                   ===========                  ===========

Diluted income per share                                           $      0.08                  $      1.38
                                                                   ===========                  ===========

Diluted weighted average number of
      common shares outstanding                                      3,457,166                    4,671,328
                                                                   ===========                  ===========


         See accompanying notes to consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                      YEARS ENDED MARCH 31, 2001 AND 2000


                                              SERIES A               SERIES B
                                           PREFERRED STOCK        PREFERRED STOCK         COMMON STOCK        ADDITIONAL
                                          -------------------     -----------------    -------------------      PAID-IN
                                           SHARES     DOLLARS     SHARES    DOLLARS    SHARES      DOLLARS      CAPITAL
                                          ------------------------------------------------------------------------------
BALANCES AT
  MARCH 31, 1999                           310,000   $775,000     30,000   $75,000   3,535,224    $35,352    $ 3,400,615

Redemption of 618,000 shares of
  common stock at $2.50 per share
  in exchange for notes payable                  -          -          -         -    (618,000)    (6,180)    (1,538,827)

Dividends to preferred shareholders              -          -          -         -           -          -              -

Net income                                       -          -          -         -           -          -              -
                                          -------------------------------------------------------------------------------
BALANCES AT
  MARCH 31, 2000                           310,000    775,000     30,000    75,000   2,917,224     29,172      1,861,788

Repurchase of 83 shares of
  common stock at $2.50 per share                -          -          -         -         (83)        (1)          (208)

Dividend distribution of 2,324,984
  shares of Go2Pharmacy, Inc.
  at $.46875 per share                           -          -          -         -           -          -              -

Exchange of options to purchase
  670,000 shares of common stock
  for 335,000 shares of
  Go2Pharmacy, Inc. at
  $.46875 per share                              -          -          -         -           -          -              -

Dividends to preferred shareholders              -          -          -         -           -          -              -

Net income                                       -          -          -         -           -          -              -

Other comprehensive income                       -          -          -         -           -          -              -
                                          -------------------------------------------------------------------------------
BALANCES AT
  MARCH 31, 2001                           310,000   $775,000     30,000   $75,000   2,917,141    $29,171    $ 1,861,580
                                          ===============================================================================


                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                      YEARS ENDED MARCH 31, 2001 AND 2000

                                                         ACCUMULATED OTHER
                                                        COMPREHENSIVE INCOME
                                                       ----------------------
                                                            UNREALIZED               TOTAL
                                         RETAINED           LOSSES ON            SHAREHOLDERS'
                                         EARNINGS           SECURITIES              EQUITY
                                        --------------------------------------------------------
BALANCES AT
  MARCH 31, 1999                         $(1,075,537)         $      -            $ 3,210,430

Redemption of 618,000 shares of
  common stock at $2.50 per share
  in exchange for notes payable                    -                 -             (1,545,007)

Dividends to preferred shareholders           (4,500)                -                 (4,500)

Net income                                 6,453,181                 -              6,453,181
                                        --------------------------------------------------------
BALANCES AT
  MARCH 31, 2000                           5,371,144                 -              8,112,104

Repurchase of 83 shares of
  common stock at $2.50 per share                  -                 -                   (209)

Dividend distribution of 2,324,984
  shares of Go2Pharmacy, Inc.
  at $.46875 per share                    (1,089,836)                -             (1,089,836)

Exchange of options to purchase
  670,000 shares of common stock
  for 335,000 shares of
  Go2Pharmacy, Inc. at
  $.46875 per share                         (157,031)                -               (157,031)

Dividends to preferred shareholders           (4,500)                -                 (4,500)

Net income                                   294,644                 -                294,644

Other comprehensive income                         -           (86,576)               (86,576)
                                        -----------------------------------------------------
BALANCES AT
  MARCH 31, 2001                         $ 4,414,421          $(86,576)           $ 7,068,596
                                        =====================================================

         See accompanying notes to consolidated financial statements.

               DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEAR ENDED            YEAR ENDED
                                                                              MARCH 31,            MARCH 31,
                                                                                2001                  2000
                                                                            -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                           $   294,644          $  6,451,181

       Adjustments to reconcile net loss to net
        cash from operating activities:
            Depreciation and amortization                                       287,863               395,868
            Equity in loss of affiliated companies                            2,885,256               498,309
            Gain on distribution of investment                               (1,246,867)                    -
            Gain on sale of subsidiary                                       (1,188,751)          (11,535,495)
            Gain on transfer of equity securities                                     -              (107,544)
            Gain on sale of assets                                             (424,791)                    -
            Gain on sale of securities to related parties                      (100,000)                    -
            Loss on disposition of equipment                                          -                22,348
            Losses (gains) on sales of marketable equity
             securities, net                                                    310,024               (87,308)
            Changes in operating assets and liabilities:
                 Accounts receivable                                            159,388              (501,593)
                 Inventories                                                   (327,490)             (307,969)
                 Due to/from affiliates, net                                     79,066                 8,522
                 Prepaid expenses and other current assets                     (407,159)             (174,816)
                 Other assets                                                  (257,893)             (193,612)
                 Accounts payable                                                47,886              (198,897)
                 Other payables                                                 196,479                     -
                 Accrued expenses                                               146,951             1,364,960
                 Accrued income taxes                                          (345,000)              400,000
                 Deferred income taxes                                         (763,000)            3,363,000
                                                                            -----------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                          (653,394)             (603,046)
                                                                            -----------           -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                     (153,461)             (574,540)
       Sale of assets                                                            85,283                16,000
       Proceeds from sale of subsidiary                                               -             2,000,000
       Proceeds from transfer of assets                                         773,096                     -
       Conversion of restricted Certificate of Deposit                          510,861                     -
       Purchases of marketable equity securities and
        Certificate of Deposit                                                  (47,160)           (1,530,354)
       Proceeds from sale of marketable equity securities                       342,192               351,805
       Common stock repurchase                                                     (211)                    -
       Proceeds from related party receivables                                   34,923                     -
       Decrease (increase) in intangible assets                                       -               (39,136)
                                                                            -----------           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                     1,545,523               223,775
                                                                            -----------           -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in revolving line of credit agreements                       (117,378)              652,071
       Proceeds from issuance of long-term obligations                           95,822             1,137,573
       Payments of long-term obligations                                       (507,146)           (1,603,295)
       Proceeds from issuance of related party obligations                      103,134               166,500
       Payments of related party obligations                                    (29,000)             (179,934)
                                                                            -----------           -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (454,568)              172,915
                                                                            -----------           -----------


NET INCREASE (DECREASE) IN CASH                                                 437,561              (206,356)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                693,595               899,951
                                                                            -----------           -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $ 1,131,156           $   693,595
                                                                            ===========           ===========


         See accompanying notes to consolidated financial statements.

       DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS -
                          CONTINUED


                                                                YEAR ENDED                    YEAR ENDED
                                                                 MARCH 31,                     MARCH 31,
                                                                   2001                          2000
                                                                ----------                     --------
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $  364,308                     $538,588
                                                                ==========                     ========
     Cash paid during the period for income taxes               $        -                     $      -
                                                                ==========                     ========

Supplemental schedule of non-cash financing activities:
     Capital lease obligations incurred for purchase of
      property and equipment                                    $        -                     $124,941
                                                                ==========                     ========
     Transfer of equity securities in
      settlement of liabilities                                 $        -                     $807,000
                                                                ==========                     ========

Supplemental schedule of non-cash investing activities:
     Notes received from affiliate for sale of assets           $  425,000                     $      -
                                                                ==========                     ========
     Notes received from related parties for sale
      of securities                                             $  100,000                     $      -
                                                                ==========                     ========
     Receivable for common stock from sale of subsidiary        $1,188,751                     $      -
                                                                ==========                     ========
     Distribution of investment                                 $1,246,867                     $      -
                                                                ==========                     ========
     Accrual of preferred stock dividends                       $    4,500                     $      -
                                                                ==========                     ========

         See accompanying notes to consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. ("Company") creates, manufactures, packages and distributes a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. The Company's primary business segments are the contract manufacture of products for others throughout the United States and the wholesale distribution of pharmaceuticals, over-the-counter drugs, and health and beauty care products throughout the United States. The channels of distribution for its proprietary products and the channels of distribution for the products it manufactures for others in the distribution business segment include health food, drug, convenience and mass market stores, and direct marketing through radio, catalog sales and infomercials.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Go2Pharmacy.com, Inc. and its subsidiary Breakthrough Engineered Nutrition, Inc. (collectively "Go2"), Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. ("Discount"), Incredible Products of Florida, Inc. ("Incredible"), J. Labs, Inc. ("J.Labs"), Dynamic Life Products, Inc., Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. ("Dynamic Korea"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today's Drug, Inc., except as noted below. Significant intercompany balances and transactions have been eliminated in consolidation.

On November 26, 1999, Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. was sold to Drugmax.com, Inc. ("DrugMax"), an affiliate of the Company. See Note 8. Accordingly, the consolidated financial statements for the year ended March 31, 2000 include the results of operations of Becan from April 1, 1999 through November 26, 1999.

The Company's subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000. Go2 has manufacturing facilities located in Largo, Florida. See Notes 2 and 17. Accordingly, the consolidated financial statements for the year ended March 31, 2001 include the results of operations of Go2 from April 1, 2000 through November 7, 2000.

The Company's subsidiary, Dynamic Korea has a year end of December 31. Accordingly, the consolidated financial statements for the year ended March 31, 2001 include the results of operations of Dynamic Korea from April 1, 2000 through December 31, 2000. Dynamic Korea commenced its operations in April 2000.

On August 12, 1997, the Company entered into a joint venture agreement with a group to form an Ohio limited liability company to market one of its products. Under the terms of the agreement, the Company had a 50% ownership and shared profits and losses equally. The Company was required to contribute half of the costs incurred in the initial marketing of the product. The Company accounted for the investment under the equity method of accounting. The limited liability company ceased operations in September 2000. At March 31, 2001 and 2000, the investment on the records of the Company and the operations of the joint venture were not material.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

INVESTMENTS IN EQUITY SECURITIES

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

INVENTORIES

Inventories, net are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 6).

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

INTANGIBLE ASSETS

Intangible assets consist primarily of the excess of cost over the net assets acquired relating to acquisitions. The excess of cost over net assets acquired (goodwill) is amortized over a 20-year period using the straight-line method. Lease costs and Non-compete agreements are amortized over a 5-year period, and loan costs are amortized over the life of the loan. The straight-line method is used in computing the amortization.

IMPAIRMENT OF ASSETS

The Company's policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There have been no impairment losses in 2001 or 2000.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes" (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

EARNINGS PER COMMON SHARE

Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock
equivalents, using the treasury stock method   (see Note 18).

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2001 and 2000, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

REVENUE RECOGNITION

Revenues are recognized for the distribution and manufacturing segments when the merchandise is shipped to the customer.

STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted in fiscal years 2001 and 2000. If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 14).

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

ADVERTISING COSTS

The Company charges advertising costs to expense as incurred. Advertising expense was $71,749 and $124,697 for the years ended March 31, 2001 and 2000, respectively.

RESEARCH AND DEVELOPMENT COSTS

The Company charges research and development costs to expense as incurred.

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

     Long-Term Obligations: The fair value of the Company's fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2001 and 2000, the fair value of the Company's long-term obligations approximated its carrying value.

     Credit Lines Payable: The carrying amount of the Company's credit lines payable approximates fair market value since the interest rate on these instruments changes with market interest rates.

RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2000 to conform to the presentation as of and for the year ended March 31, 2001.


NOTE 2 - ACQUISITIONS, MERGERS AND DISPOSITION

In February 2000, Dynamic Life Korea Ltd. ("Dynamic Korea") was incorporated under the laws of Korea as a wholly-owned subsidiary of Dynamic Life Asia, LLC ("Dynamic Asia") which was formed on February 9, 2000 as a limited liability corporation under the laws of the state of Florida. Asia is a wholly-owned subsidiary of Dynamic Life, Inc., which is a wholly-owned subsidiary of the Company.

Dynamic Korea was formed to market the Company's products to distributors in Korea, and commenced operation in April 2000. The laws of Korea require that a foreign owned company have minimum capitalization generally equivalent to 10% of annualized sales. The Company initially

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 2 - ACQUISITIONS, MERGERS AND DISPOSITION - (CONTINUED)

deposited $60,000 as an advance to incorporate Dynamic Korea and subsequently
advanced approximately $237,000 as a contribution to capital in May 2000.   At
March 31, 2001, Dynamic Korea had a shareholder's deficit of $107,188.

In April 2000, Go2 formed Breakthrough Engineered Nutrition, Inc., a Florida corporation, as a wholly-owned subsidiary of Go2, to market and distribute its own branded product line, Lean Protein, to retail stores using a complex network of distributors throughout the United States and Canada.

SALE OF SUBSIDIARY

On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") to DrugMax, to further certain of its business objectives, including without limitation, providing additional working capital to the Company. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 IPO price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 1,000,000 restricted shares of common stock, $.001 par value, of DrugMax were placed in escrow to be issued to the Company if Becan attained certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. For the fiscal year ending March 31, 2001, Becan attained its financial target and the 500,000 shares remaining in escrow were released to the Company in June 2001, with an estimated fair value of $3.5437 per share based on the March 30, 2001 market closing price, discounted 10% for restrictions as to marketability. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

EFFECTIVE REGISTRATION STATEMENT OF SUBSIDIARY

The Company's subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000. Go2 has manufacturing facilities located in Largo, Florida.
See Note 17.   Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. At November 7, 2000, subsequent to the effectiveness of the Registration Statement, the Company held 3,000,000 of the 7,015,000 shares of issued and outstanding common stock of Go2. In addition, at November 7, 2000, the Company held 150,000 shares of redeemable preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable preferred stock to a related party. The sale of these shares resulted in a recognized gain of $100,000 to the Company (see Note 3). On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. This distribution resulted in a recognized gain of $1,089,836 to the Company.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 3 - RELATED PARTY TRANSACTIONS

In August and September 1999, the Company issued promissory notes payable to the Chairman of the Board of the Company totaling $156,500. The notes were payable on demand and accrued interest at a rate of 10% per annum. Interest totaled $4,299 for the year ended March 31, 2000. In December 1999, the notes and related interest were paid.

At March 31, 2000, the Company had a credit line payable and three notes payable that were guaranteed by the Chairman of the Board of the Company (see Note 10 and 12). The credit line payable and two of the notes payable were transferred to Go2 on November 7, 2000 and were subsequently paid in full by Go2, in March 2001.

The Company charged a management fee of $20,000 per month to DrugMax for accounting and administrative services. The fee was charged since the sale of Becan in November 1999 and continued at that rate through June 2000. Since July 1, 2000 the charge is on an hourly basis for services rendered.

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

In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the
issued and outstanding common stock of Labelclick.com, Inc.   Payment was in the
form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Labelclick.com, Inc. which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 3 - RELATED PARTY TRANSACTIONS - (CONTINUED)

secured by the business assets of Labelclick.com, Inc. The sale of substantially all of Herbal's assets relating to the distribution of veterinary products resulted in a realized gain of $365,735 to the Company.

The Company charged a management fee of $5,750 to Go2 for accounting and administrative services in November 2000.

On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease certain real property situated in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

On November 26, 1999, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax. Jugal
K. Taneja, a principal shareholder, Chairman of the Board and Chief Executive Officer of the Company is also a principal shareholder and the Chairman of the Board of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company. The Company received 2,000,000 shares of restricted common stock of DrugMax (with an estimated fair value of $10.00 per share based on the November 27, 1999 IPO price) and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of DrugMax common stock, were released to the Company in June 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares was $1,188,751 and was accrued at March 31, 2001. (See Note 2).

In April 2000, the Company transferred all of the assets and liabilities of its manufacturing division to Go2 at net book value of approximately $61,000.

In December 2000, the Company sold 150,000 shares of Go2's redeemable preferred stock (see Note 2) for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. This resulted in a realized gain of $100,000 to the Company.

Amounts due from and to affiliates represent balances owed to or from the Company for sales occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

NOTE 4 - MARKETABLE EQUITY SECURITIES, NET

Investments in marketable equity securities, net are summarized as follows.

At March 31, 2001:

                                          Gross        Gross
                                        Unrealized   Unrealized     Fair
                                           Gain         Loss        Value
                                        ----------   ----------   ---------
         Trading equity securities      $        -   $  135,267   $  14,665
                                        ==========   ==========   =========

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 4 - MARKETABLE EQUITY SECURITIES, NET - (CONTINUED)

Realized gains and losses for trading equity securities are determined on the basis of specific cost of the security sold to the sale price of the security. For the year ended March 31, 2001, the Company realized gains of $23,548 and losses of $333,572 from the sale of trading equity securities. For the year ended March 31, 2000, the Company realized gains of $87,308 and no losses from the sale of trading equity securities.


NOTE 5 - ACCOUNTS RECEIVABLE, NET

At March 31, 2001 and 2000, accounts receivable, net consist of the following:


                                                     2001        2000
                                                    -------    ---------
     Distribution                                   $ 5,876    $  49,330
     Manufacturing                                        -      843,020
                                                    -------    ---------
                                                      5,876      892,350
     Less allowance for uncollectible accounts       (5,876)    (122,189)
                                                    -------    ---------
     Total                                          $     -    $ 770,161
                                                    =======    =========

NOTE 6 - INVENTORIES

At March 31, 2001 and 2000, inventories, net consist of the following:


                                                      2001          2000
                                                    --------    ----------
     Distribution:
       Raw materials                                $      -    $   37,141
       Finished goods                                253,008       152,100
     Manufacturing:
       Raw materials                                       -     1,397,780
       Work in process                                     -        67,102
       Finished goods                                      -        23,221
                                                    --------    ----------
                                                    $253,008    $1,677,344
                                                    ========    ==========

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2001 and 2000, property, plant and equipment, net consist of the following:

                                                             2001           2000
                                                          ----------     ----------
     Land and building                                    $1,513,525     $1,513,525
     Machinery and equipment                                  11,051      1,176,928
     Furniture, fixtures and equipment                       191,322        405,423
     Vehicles                                                 14,489         14,293
     Leasehold improvements                                   15,462         31,390
                                                          ----------     ----------
                                                           1,745,849      3,141,559
     Less accumulated depreciation and amortization         (162,320)      (451,779)
                                                          ----------     ----------
     Total                                                $1,583,529     $2,689,780
                                                          ==========     ==========

Depreciation expense charged to operations was $234,603 and $297,595 for the years ended March 31, 2001 and 2000, respectively.

NOTE 8 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

At March 31, 2001 and 2000, the Company owned approximately 29% of DrugMax.com, Inc. Based on market prices, this investment had a market value of approximately $7,345,406 at March 31, 2001 and $28,448,875 at March 31, 2000.

The combined results of operations and financial position of the Company's equity-basis affiliate are summarized below:

                                                         Year Ended        Year Ended
                                                       March 31, 2001    March 31, 2000
                                                       ---------------   ---------------
          Condensed Income Statement Information:
            Net sales                                    $177,713,064       $21,050,547
            Gross profit                                    5,531,401           143,776
            Net loss                                       (7,816,583)       (1,988,944)


          Condensed Balance Sheet Information:
            Current assets                               $ 28,394,727       $11,682,581
            Non-current assets                             26,236,563        26,831,331
            Current liabilities                            24,973,199         6,521,172
            Non-current liabilities                         3,079,868                 -
            Stockholders' equity                           26,578,223        31,992,740

On December 3, 1999, the Company transferred 134,500 shares of its investment in DrugMax.com, Inc. to certain creditors in satisfaction of $807,000 of its obligations and recorded a gain of $107,544 related to the transfer.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 9 - INTANGIBLE ASSETS, NET

At March 31, 2001 and 2000, intangible assets, net consist of the following:

                                           2001          2000
                                         --------     ----------
     Goodwill                            $109,188     $1,071,178
     Lease costs                              500          1,000
     Non-compete agreements                     -         16,726
     Loan costs                            28,613         80,798
                                         --------     ----------
                                          138,301      1,169,702
     Less accumulated amortization        (16,145)      (126,033)
                                         --------     ----------
     Total                               $122,156     $1,043,669
                                         ========     ==========

Amortization expense charged to operations was $53,260 and $98,273 for the years ended March 31, 2001 and 2000, respectively.

NOTE 10 - CREDIT LINES PAYABLE

In February 1999, the Company established a $2 million revolving credit facility scheduled to mature in February 2002. The credit available to the Company is based on a percentage of eligible accounts receivable and inventory. A portion of the proceeds from the line of credit was funded in the form of a 60-month term loan for approximately $491,000 (see Note 12). The remaining credit available to the Company under this line was approximately $780,285 at March 31, 2000. The facility imposes no financial covenants. Minimum borrowing under the agreement is $1,000,000. The agreement places limitations on disposition of assets and debt funding to transactions within the normal course of business and restricts the payment of dividends to any shareholder of record of any class of Company stock during the term of the agreement. This line of credit is guaranteed by the Company's Chairman. All borrowings accrue interest at prime (9.00% at March 31, 2000) plus 2.25% and are secured by all assets of the Company. At March 31, 2000, the Company had borrowed $856,551 under this facility. On November 7, 2000 amounts outstanding under the credit facility and the term loan were transferred to Go2 and were subsequently paid in full by Go2 in March 2001.

In December 1999, the Go2 established a $500,000 revolving credit facility scheduled to mature in November 2000. The collateral for this loan is a certificate of deposit owned by the Company and held by the lending institution. The remaining credit available to Go2 under this line was approximately $7,300 at March 31, 2000. The facility imposes no financial covenants. All borrowings accrue interest at 2.10% over the rate paid on the certificate of deposit serving as collateral for this loan. At March 31, 2000, Go2 had borrowed $492,733 under this facility. Amounts due under the credit facility were paid in full by Go2 in November 2000.

As of March 31, 2000, the credit lines payable are included with current liabilities instead of long-term liabilities as management believes that this presentation better reflects the utility of the current assets as the source of repayment for the credit lines payable.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 11 - INCOME TAXES

Income tax expense for the years ended March 31, 2001 and 2000 are as follows:

                                                                    2001           2000
                                                                -----------     ----------
     Current income tax expense (benefit)                       $  (345,000)    $  400,000
     Deferred income tax expense (benefit)                         (811,700)     3,363,000
     Income tax netted against other comprehensive income            48,700              -
                                                                -----------     ----------
       Income tax expense (benefit)                             $(1,108,000)    $3,763,000
                                                                ===========     ==========


Income Taxes for the years ended March 31, 2001 and 2000 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

                                                          2001       %         2000       %
                                                       ---------    ----    ----------   ----
  Computed tax expense at the
   statutory rate                                      $(301,000)     37%   $3,843,000     37%
    Increase (decrease) in taxes resulting from:
      State income taxes, net of federal tax benefit      32,000      (4)      (23,000)     -
      Receivable and inventory allowances                (95,000)     12        17,000      -
      Gain on sale of subsidiary                        (440,000)     54       263,000      2
      Equity in loss of affiliated companies           1,067,000    (131)            -      -
      Depreciation                                       (16,000)      2       (40,000)     -
      Sale of securities to related parties             (592,000)     73             -      -
      Net operating loss utilization                           -       -      (297,000)    (3)
                                                       ---------    ----    ----------   ----
  Current income tax expense (benefit)                 $(345,000)     43%   $3,763,000     36%
                                                       =========    ====    ==========   ====

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 11 - INCOME TAXES - (CONTINUED)


Temporary differences that give rise to deferred tax assets and liabilities:

                                                              2001          2000
                                                           ----------    ----------
  Deferred tax assets:
   Bad debts                                               $    9,000    $   57,000
   Inventories                                                  6,000        64,000
   Deposits                                                         -        37,000
   Unrealized losses on marketable equity securities           48,700             -
   Depreciation                                                 1,000             -
                                                           ----------    ----------
  Gross deferred tax assets                                    64,700       158,000
  Less valuation allowance                                          -             -
                                                           ----------    ----------
                                                           $   64,700    $  158,000
                                                           ==========    ==========

  Deferred tax liabilities:
   Depreciation                                            $        -    $   58,000
   Gain on sale of subsidiary and securities                2,616,000     3,463,000
                                                           ----------    ----------
  Gross deferred tax liability                             $2,616,000    $3,521,000
                                                           ==========    ==========
  Net increase (decrease) in valuation allowance           $        -    $ (371,000)
                                                           ==========    ==========


                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 12 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2001 and 2000:

                                                                            2001             2000
                                                                          ---------        ---------
         Note payable collateralized by real property, due in
         monthly payments of approximately $8,541, including
         interest at prime (8.50% at March 31, 2001 and 9.00% at
         March 31, 2000) plus 2.25% through October 2024.  The
         note is guaranteed by the Company's Chairman.                      878,276          876,764

         Note payable collateralized by certain equipment, due in
         monthly principal payments of $8,192 plus interest
         through February 2004, interest rate at prime (6.75% at
         March 31, 2000) plus 2.25%.  The note is guaranteed by
         the Company's Chairman.                                                  -          363,164

         Note payable collateralized by certain equipment, due in
         monthly payments of $2,874, including interest at 9.50%
         through January, 2003.  The note is guaranteed by the
         Company's Chairman.                                                      -           85,350

         Capitalized lease obligations for equipment, due in
         monthly principal and interest payments of approximately
         $1,813 through 2004.                                                44,123          290,820

         Convertible notes payable (Series A), convertible
         anytime after the expiration of six months after the
         consummation by the Company of an IPO at a conversion
         price of an amount equal to the lesser of 50% of the
         price at which the Company sold its common stock in an
         IPO or 50% of the average closing price of the common
         stock during the five trading days prior to the receipt
         by the Company of written notice of conversion,
         principal payments of $154,500 are payable quarterly on
         February 1, May 1, August 1, and November 1 until
         February 1, 2002 or until converted into common stock,
         interest at 8% per annum is also payable quarterly with
         the principal payments.                                          1,080,653        1,390,500

         Other                                                               20,671          108,717
                                                                         ----------       ----------
                                                                          2,023,723        3,115,315
         Less current maturities                                          1,116,591          915,806
                                                                         ----------       ----------
         Total                                                           $  907,132       $2,199,509
                                                                         ==========       ==========

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 12 - LONG-TERM OBLIGATIONS - (CONTINUED)

At March 31, 2001, aggregate maturities of long-term obligations are as follows:

     Year Ending March 31,
     ---------------------
          2002                                                   $1,116,591
          2003                                                       28,491
          2004                                                       23,992
          2005                                                       13,382
          2006                                                       14,682
          Thereafter                                                826,585
                                                                 ----------
          Total                                                  $2,023,723
                                                                 ==========

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2005. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

The Company established a subsidiary in Korea to market its products to distributors in Korea. In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space. The office lease is for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, the seminar room was leased for a one year period at a monthly rental amount of $868. In January 2001, the housing space was leased for a four month plus thirteen day period at a monthly rental amount of $2,605.

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2001:

     Year Ending March 31,
     ---------------------
          2002                                                   $  172,991
          2003                                                       23,662
          2004                                                       10,876
          2005                                                       10,876
          2006                                                        2,719
          Thereafter                                                      -
                                                                 ----------
                                                                 $  221,124
                                                                 ==========

Total rent expense for the years ended March 31, 2001 and 2000 was approximately $200,600 and $125,700, respectively.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 13 - COMMITMENTS AND CONTINGENCIES - (CONTINUED)

EMPLOYMENT AGREEMENTS

In March 1999, the Company entered into Employment Agreements with certain members of management. Each Employment Agreement has a term of three years and are renewed automatically for successive periods of one year after their expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. Upon Go2's effective registration statement, Employment Agreements with Messrs. Kotha S. Sekharam and Mihir K. Taneja were terminated by mutual agreement and new employment contracts were entered into between Go2 and Messrs. Sekharam and Mihir Taneja. In conjunction with the acquisition of Energy Factors in June 1998, the Company entered into a three-year Employment Agreement with Energy Factors' former President, who was Vice Chairman of the Company. During 2001, the Employment Agreement became null and void upon his failure to continue to report to work, at his own will. Annual salaries payable under these contracts amounted to $525,000 for the years ended March 31, 2001 and 2000, plus an annual bonus at the discretion of the Board of Directors.

LITIGATION

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2001 should have a material adverse impact on its financial condition or results of operations.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 14 - STOCK OPTIONS

EMPLOYEE STOCK OPTION PLAN
--------------------------

The Company's Stock Option Plan ("SOP") was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and enhance the Company's ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. In March 1999, options were granted, under the SOP, to purchase 210,000 shares of common stock of the Company at $2.50 per share, vesting equally over a three-year period from the date of grant. At March 31, 2001, a total of 70,000 of those options were forfeited. In August 1999, the Company granted an option to purchase a total of 30,000 shares of its common stock at $2.50 per share to one of its officers under its 1999 Stock Option Plan, vesting equally over a three-year period from the date of grant. On March 29, 2001, the Company transferred its ownership of 85,000 shares of common stock of Go2 to these option holders in exchange for their options to purchase 170,000 shares of common stock of the Company.

OTHER TRANSACTIONS
------------------

In March 1999, the Company granted the Chairman options to purchase 500,000 shares of common stock at $2.50 per share, which is the fair value as determined by the Board of Directors. The options were granted in return for the guarantee of the credit lines payable by the Chairman, and vest equally over a three-year period from the date of grant. On March 29, 2001, the Company transferred its ownership of 250,000 shares of common stock of Go2 to the Chairman in exchange for his options to purchase 500,000 shares of common stock of the Company.

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2001 and 2000:

                                                  2001                     2000
                                                --------                 --------
                                                      Weighted                 Weighted
                                                       Average                  Average
                                           Number     Exercise      Number     Exercise
                                         of Shares      Price     of Shares      Price
                                         ---------    --------    ---------    --------
  Outstanding, beginning of year           890,000      $ 3.96      910,000      $ 3.93
  Granted                                        -           -       30,000        2.50
  Exercised                                      -           -            -           -
  Expired and forfeited (exchanged)       (690,000)      (2.50)     (50,000)      (2.50)
                                          --------      ------      -------      ------
  Outstanding, end of year                 200,000      $ 9.00      890,000      $ 3.96
                                          ========      ======      =======      ======
  Options vested, end of year              133,334      $ 9.00      286,667      $ 4.01
                                          ========      ======      =======      ======

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 14 - STOCK OPTIONS - (CONTINUED)

The following summarizes information concerning currently outstanding and exercisable stock options:


                                                                             Weighted
                                                                             Average
                                                                            Remaining         Weighted
                                                                           Contractual        Average
               Range of                                      Number            Life           Exercise
            Exercise Prices                               Outstanding        (Years)           Price
         ---------------------                           --------------   --------------    ------------
                 $9.00                                         200,000          2.25            $9.00

The Company has adopted only the disclosure provision of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

                                                          2001           2000
                                                      -----------     ----------
         Net income (loss):
            As reported                               $(3,253,474)    $6,446,681
                                                      ===========     ==========
            Pro forma                                 $(3,258,142)    $6,167,168
                                                      ===========     ==========

          Net earnings (loss) per common share:
            Basic income (loss) per share:
              As reported                             $     (1.12)    $     1.87
                                                      ===========     ==========
              Pro forma                               $     (1.12)    $     1.79
                                                      ===========     ==========

            Diluted income (loss) per share:
              As reported                             $     (1.12)    $     1.38
                                                      ===========     ==========
              Pro forma                               $     (1.12)    $     1.32
                                                      ===========     ==========

The fair value of each option granted is estimated on the grant date using the binomial option pricing model. The following assumptions were made in estimating fair value:



     Assumptions                                       2001          2000
--------------------------------                    ----------    ---------
     Dividend yield                                     N/A               -
     Risk-free interest yield                           N/A           6.15%
     Expected life                                      N/A       4.5 years
     Expected volatility                                N/A             50%

The weighted average fair value of options granted in 2000 is $1.22.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 15 - SHAREHOLDERS' EQUITY

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

In February 2000, the Company issued $1,545,000 aggregate principal amount of its Series A 8% Convertible Promissory Notes ("Notes") and Warrants to purchase common stock of the Company. The Notes and Warrants were issued in exchange for 618,000 shares of the Company's common stock, which shares were issued in conjunction with a private placement undertaken in 1998. The Notes are convertible, and the Warrants exercisable, for shares of the Company's common stock at a price equal to the lesser of (i) 50% of the price at which the Company sells its shares of common stock in an initial public offering, or (ii) 50% of the average closing price of the common stock during the five trading days prior to receipt by the Company of written notice of conversion. The Warrants expire if the Company does not complete an initial public offering by December 31, 2002. Principal and interest on the Notes is payable on each February 1, May 1, August 1 and November 1, with the entire unpaid balance, plus accrued interest thereon, payable in full on February 1, 2002. The 618,000 shares of the Company's common stock were subsequently canceled by the Company.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 16 - SALE OF SIGNIFICANT SUBSIDIARY

The financial statements include the results of operations of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. from April 1, 1999 to November 26, 1999, the date of disposition.

The following shows revenues, gross profit, and operating income for these entities:

                                           April 1, 1999 to
                                           November 26, 1999
                                           -----------------
       Revenues
        Becan Distributors, Inc.              $26,980,681
        Discount Rx, Inc.                       6,740,712
                                              -----------
                                              $33,721,393
                                              ===========

       Gross profit
        Becan Distributors, Inc.              $   594,513
        Discount Rx, Inc.                         244,309
                                              -----------
                                              $   838,822
                                              ===========

       Operating income (loss)
        Becan Distributors, Inc.              $   282,044
        Discount Rx, Inc.                          18,744
                                              -----------
                                              $   300,788
                                              ===========

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 17 - EFFECTIVE REGISTRATION STATEMENT OF SUBSIDIARY

The financial statements include the results of operations of Go2Pharmacy, Inc. and its subsidiary Breakthrough Engineered Nutrition, Inc. from April 1, 1999 to November 7, 2000, the effective date of the Registration Statement.

The following shows revenues, gross profit, and operating income for these entities:


                                                           April 1, 2000 to    April 1, 1999 to
                                                           November 7, 2000     March 31, 2000
                                                           ----------------    ----------------
          Revenues
            Go2Pharmacy, Inc.                                  $2,247,123          $5,447,115
            Breakthrough Engineered Nutrition, Inc.               347,727                   -
                                                               ----------          ----------
                                                               $2,594,850          $5,447,115
                                                               ==========          ==========

          Gross profit
            Go2Pharmacy, Inc.                                  $  349,251          $1,640,546
            Breakthrough Engineered Nutrition, Inc.               134,011                   -
                                                               ----------          ----------
                                                               $  483,262          $1,640,546
                                                               ==========          ==========

          Operating income (loss)
            Go2Pharmacy, Inc.                                  $  (36,283)         $  366,650
            Breakthrough Engineered Nutrition, Inc.                16,504                   -
                                                               ----------          ----------
                                                               $   19,779          $  366,650
                                                               ==========          ==========

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 18 - EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings
(loss) per common share:

                                                                      2001           2000
                                                                   ----------     ----------
          Numerator:
            Net income                                             $  294,644     $6,451,181
            Less preferred stock dividends                             (4,500)        (4,500)
                                                                   ----------     ----------
          Net income available to common shareholders              $  290,144     $6,446,681
                                                                   ==========     ==========
          Denominator:
            Weighted average shares outstanding                     2,917,166      3,452,260
            Effect of dilutive securities:
              Employee stock options                                  200,000        879,068
              Series A Convertible Preferred Stock                    310,000        310,000
              Series B Cumulative Convertible Preferred Stock          30,000         30,000
                                                                   ----------     ----------
            Weighted average fully diluted shares outstanding       3,457,166      4,671,328
                                                                   ==========     ==========
          Net earnings per common share - Basic                    $     0.10     $     1.87
                                                                   ==========     ==========
          Net earnings per common share - Diluted                  $     0.08     $     1.38
                                                                   ==========     ==========

NOTE 19 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended March 31, 2001, there were no customers that represented a concentration of credit risk. For the year ended March 31, 2000, three customers represented approximately 35% of revenues derived from distribution while five customers represented approximately 36% of revenues derived from manufacturing operations. For the year ended March 31, 2000, 18% of consolidated revenue was received from
one customer.   Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base.

The Company has a concentration of customers within the country of South Korea that gives rise to significant geographic credit risk. Sales to customers in South Korea were approximately $3.2 million, or 50%, of total sales from distribution for the year ended March 31, 2001. It is anticipated that sales from within the United States will significantly increase in the ensuing year due to development of new products and expansion of the United States customer base.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 20 - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company has two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass-market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in Largo, Florida and distribution centers located in Largo, Florida and Seoul, South Korea. Becan had distribution centers in Pittsburgh, Pennsylvania and Mandeville, Louisiana. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation. The Company sold its major distribution subsidiary, Becan, on November 26, 1999 and thereafter remained primarily a manufacturing segment until November 7, 2000, at which time Go2's Registration Statement became effective.

The following shows revenues, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2001 and 2000.

                                                 2001        2000
                                                -------     -------
                                                  (in thousands)
          Revenues
            Distribution                        $ 4,187     $35,489
            Manufacturing                         2,247       5,447
                                                -------     -------
                                                $ 6,434     $40,936
                                                =======     =======
          Intersegment sales                    $   838     $   385
                                                =======     =======
          Gross profit
            Distribution                        $ 2,346     $ 1,832
            Manufacturing                           349       1,640
                                                -------     -------
                                                $ 2,695     $ 3,472
                                                =======     =======
          Operating income (loss)
            Distribution                        $  (857)    $  (479)
            Manufacturing                           (36)       (185)
                                                -------     -------
                                                $  (893)    $  (664)
                                                =======     =======
          Assets
            Distribution                        $ 1,347     $   743
            Manufacturing                             -       4,555
            Corporate                             9,706      12,593
                                                -------     -------
                                                $11,053     $17,891
                                                =======     =======

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000


NOTE 21 - SUBSEQUENT EVENTS

The Company has developed a new line of products and commenced distribution of several of these products within the United States in July 2001. The products are being marketed primarily to retail establishments through the Company's increased in-house sales force and through distributors.