Form 10QSB
period 2001-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2001-08-14
CIK 949925

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


               [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 2001

                                       or

                [   ]  TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23031


                         DYNAMIC HEALTH PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


                   STATE OF FLORIDA                  34-1711778
                   ----------------                  ----------
            (State or other jurisdiction of        (IRS Employer
            incorporation or organization)      Identification No.)


       6925 112th Circle North, Suite 101, Largo, Florida          33773
       -----------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


         Issuer's telephone number, including area code: (727) 456-2200


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of August 13, 2001 was 2,917,141 (exclusive of Treasury Shares).

                        PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                June 30,                             March 31,
                                                                                  2001                                 2001
                                                                          ---------------------------------------------------------
                                                                              (Unaudited)                            (Audited)
                        ASSETS

Current assets:
   Cash and cash equivalents                                              $             974,266               $           1,131,156
   Marketable equity securities, net                                                     19,312                              14,665
   Inventories                                                                          270,911                             253,008
   Prepaid expenses and other current assets                                            295,243                             265,215
   Due from affiliates                                                                1,278,302                           1,235,801
   Due from related parties                                                                 836                                 616
   Notes receivable from affiliate                                                      134,088                             145,854
                                                                          ---------------------               ---------------------
Total current assets                                                                  2,972,958                           3,046,315

Property, plant and equipment, net                                                    1,558,481                           1,583,529

Intangible assets, net                                                                  120,481                             122,156
Investments in unconsolidated affiliates                                              7,258,170                           6,958,260
Note receivable from affiliate                                                          382,083                             373,333
Other assets, net                                                                       138,957                             157,761
                                                                          ---------------------               ---------------------
Total Assets                                                              $          12,431,130               $          12,241,354
                                                                          =====================               =====================

                LIABILITIES AND  SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $             170,202               $             149,745
   Other payables                                                                       223,601                             239,918
   Current portion of long-term obligations                                           1,114,462                           1,116,591
   Accrued expenses                                                                     198,498                             149,462
   Accrued income taxes                                                                  55,000                              55,000
   Obligations to affiliates                                                             52,864                               3,609
   Obligations to related parties                                                         3,951                                   -
                                                                          ---------------------               ---------------------
Total current liabilities                                                             1,818,578                           1,714,325

Deferred income taxes                                                                 2,552,974                           2,551,301
Long-term obligations, less current portion                                             898,398                             907,132
                                                                          ---------------------               ---------------------
Total liabilities                                                                     5,269,950                           5,172,758
                                                                          ---------------------               ---------------------

Commitments and contingencies

Shareholders' equity:
   Series A Convertible Preferred stock, $.01 par
    value; 400,000 shares authorized; 310,000 shares
    issued and outstanding, at face value                                               775,000                             775,000
   Series B 6% Cumulative Convertible Preferred stock,
    $.01 par value; 800,000 shares authorized; 30,000
    shares issued and outstanding, at face value                                         75,000                              75,000
   Common stock, $.01 par value; 20,000,000 shares
    authorized; 2,917,141 shares issued and outstanding                                  29,171                              29,171
   Additional paid-in capital                                                         1,861,580                           1,861,580
   Retained earnings                                                                  4,504,031                           4,414,421
   Accumulated other comprehensive income:
      Unrealized losses on marketable equity securities                                 (83,602)                            (86,576)

                                                                          ---------------------               ---------------------
Total shareholders' equity                                                            7,161,180                           7,068,596
                                                                          ---------------------               ---------------------
Total liabilities and shareholders' equity                                $          12,431,130               $          12,241,354
                                                                          =====================               =====================


     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                     Three Months Ended
                                                                                          June 30,
                                                                               -----------------------------
                                                                                    2001             2000
                                                                               ------------     ------------
Revenues:
     Distribution                                                              $    298,233     $    260,143
     Manufacturing                                                                        -          931,894
                                                                               ------------     ------------
Total revenues                                                                      298,233        1,192,037
                                                                               ------------     ------------

Cost of goods sold:
     Distribution                                                                   145,530          159,490
     Manufacturing                                                                        -          333,190
                                                                               ------------     ------------
Total cost of goods sold                                                            145,530          492,680
                                                                               ------------     ------------

Gross profit:
     Distribution                                                                   152,703          100,653
     Manufacturing                                                                        -          598,704
                                                                               ------------     ------------
Total gross profit                                                                  152,703          699,357
                                                                               ------------     ------------

Selling, general and
     administrative expenses                                                        487,694          772,133
                                                                               ------------     ------------

Operating income (loss) before
     other income and expense                                                      (334,991)         (72,776)

Other income (expense):
     Interest income                                                                 21,140           10,709
     Other income and expenses, net                                                 152,129           60,033
     Equity in income (loss) of affiliated companies                                299,910         (441,781)
     Interest expense                                                               (47,453)        (117,121)
                                                                               ------------     ------------
Total other income (expense)                                                        425,726         (488,160)
                                                                               ------------     ------------

Income (loss) before income taxes                                                    90,735         (560,936)

Income taxes                                                                              -                -
                                                                               ------------     ------------

Net income                                                                           90,735         (560,936)

Preferred stock dividends                                                             1,125            1,125
                                                                               ------------     ------------

Net income available
     to common shareholders                                                    $     89,610     $   (562,061)
                                                                               ============     ============

Basic income per share                                                         $       0.03     $      (0.19)
                                                                               ============     ============

Basic weighted average number of
     common shares outstanding                                                    2,917,141        2,917,224
                                                                               ============     ============

Diluted income per share                                                       $       0.03     $      (0.19)
                                                                               ============     ============

Diluted weighted average number of
     common shares outstanding                                                    3,457,141        2,917,224
                                                                               ============     ============



     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                        Three Months Ended June 30, 2001


                                           Series A            Series B
                                        Preferred Stock     Preferred Stock      Common Stock    Additional
                                        ----------------    ----------------   -----------------   Paid-in     Retained
                                        Shares   Dollars    Shares   Dollars   Shares    Dollars   Capital     Earnings
                                        ================================================================================

Balances at
  March 31, 2001 (Audited)              310,000  $775,000    30,000  $75,000  2,917,141  $29,171  $1,861,580  $4,414,421

Dividends to preferred shareholders           -         -         -        -          -        -           -      (1,125)

Net income                                    -         -         -        -          -        -           -      90,735

Other comprehensive income                    -         -         -        -          -        -           -           -

Balances at                             --------------------------------------------------------------------------------
  June 30, 2001 (Unaudited)             310,000  $775,000    30,000  $75,000  2,917,141  $29,171  $1,861,580  $4,504,031
                                        ================================================================================
                                           Accumulated Other
                                         Comprehensive Income
                                         --------------------
                                               Unrealized            Total
                                               Losses on          Shareholders'
                                               Securities            Equity
                                         ======================================

Balances at
  March 31, 2001 (Audited)                           $(86,576)     $7,068,596

Dividends to preferred shareholders                         -          (1,125)

Net income                                                  -          90,735

Other comprehensive income                              2,974           2,974

Balances at                              --------------------------------------
  June 30, 2001 (Unaudited)                          $(83,602)     $7,161,180
                                         ======================================


     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  Three Months Ended
                                                                                        June 30,
                                                                             ----------------------------
                                                                                  2001            2000
                                                                             ------------     -----------
Cash flows from operating activities:
      Net income (loss)                                                      $     90,735     $  (560,936)

      Adjustments to reconcile net loss to net
       cash from operating activities:
         Depreciation and amortization                                             27,984          99,959
         Equity in (income) loss of affiliated companies                         (299,910)        441,713
         Changes in operating assets and liabilities:
           Accounts receivable                                                          -          72,506
           Inventories                                                            (17,903)       (440,165)
           Due to/from affiliates, net                                             (4,713)        (21,421)
           Prepaid expenses and other current assets                              (30,028)        (15,816)
           Other assets                                                            18,804           7,088
           Accounts payable                                                        20,457         197,859
           Other payables                                                         (16,317)        229,587
           Accrued expenses                                                        47,911          68,370
                                                                             ------------     -----------
Net cash provided by (used in) operating activities                              (162,980)         78,744
                                                                             ------------     -----------

Cash flows from investing activities:
      Purchases of property and equipment                                          (1,261)        (15,954)
      Purchases of marketable equity securities                                         -         (47,160)
      Proceeds from related party receivables                                      14,263               -
                                                                             ------------     -----------
Net cash provided by (used in) investing activities                                13,002         (63,114)
                                                                             ------------     -----------

Cash flows from financing activities:
      Net change in revolving line of credit agreements                                 -        (224,514)
      Payments of long-term obligations                                           (10,863)       (239,873)
      Proceeds from issuance of related party obligations                           3,951          43,230
                                                                             ------------     -----------

Net cash used in financing activities                                              (6,912)       (421,157)
                                                                             ------------     -----------

Net decrease in cash                                                             (156,890)       (405,527)

Cash and cash equivalents at beginning of period                                1,131,156         693,595
                                                                             ------------     -----------
Cash and cash equivalents at end of period                                   $    974,266     $   288,068
                                                                             ============     ===========

     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)


                                                                Three Months Ended
                                                                     June 30,
                                                             -----------------------
                                                               2001           2000
                                                             --------       --------

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                 $ 46,988       $ 92,706
                                                             ========       ========
    Cash paid during the period for income taxes             $      -       $      -
                                                             ========       ========

Supplemental schedule of non-cash investing activities:
    Accrual of preferred stock dividends                     $  1,125       $  1,125
                                                             ========       ========

     See accompanying notes to condensed consolidated financial statements.

                 DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           FOR THE THREE MONTHS ENDED
                        JUNE 30, 2001 AND JUNE 30, 2000

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 2001.

     Certain reclassifications have been made to the financial statements as of and for the three months ended June 30, 2000 to conform to the presentation as of and for the three months ended June 30, 2001.

NOTE B-PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements as of and for the three months ended June 30, 2001 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries (collectively the "Company"), J. Labs, Inc. ("JLabs"), Dynamic Life Products, Inc. ("DLP"), Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (collectively "Dynamic Life"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership (collectively "Dynamic Financials"), and Today's Drug, Inc. The Company's subsidiary, Dynamic Life Korea Ltd. ("Dynamic Korea") has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months ended June 30, 2001 include the results of operations of Dynamic Korea from January 1, 2001 through March 31, 2001. Dynamic Korea commenced its operations in April 2000. Significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements as of and for the three months ended June 30, 2000 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries, Go2Pharmacy, Inc. ("Go2"), JLabs, DLP, Herbal, Dynamic Life, Dynamic Financials and Today's Drug, Inc. The Company's subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000, accordingly, the condensed consolidated financial statements as of and for the three months ended June 30, 2000 include the results of operations of Go2. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its June 30, 2001 condensed consolidated financial statements.

NOTE D-INVESTMENT IN UNCONSOLIDATED AFFILIATES

     Investment in net assets of an affiliated company, DrugMax.com, Inc. accounted for under the equity method amounted to $7,248,670 as of June 30, 2001 with $299,910 and ($441,781) being recorded as the Company's share of their income (loss) for the three months ended June 30, 2001 and 2000, respectively.

     The combined results of operations for the three months ended June 30, 2001 and 2000, and the financial position of the Company's equity-basis affiliate as of June 30, 2001 are summarized below:

                                                   Three Months    Three Months
                                                       Ended          Ended
                                                   June 30, 2001  June 30, 2000
                                                   -------------  --------------
 Condensed Income Statement Information:
     Net sales                                       $70,876,312    $28,816,653
     Gross profit                                      1,801,289      1,002,962
     Net loss                                            883,649     (1,519,829)


                                                                  June 30, 2001
                                                                  -------------
 Condensed Balance Sheet Information:
     Current assets                                                 $32,387,292
     Non-current assets                                              26,165,518
     Current liabilities                                             28,177,735
     Non-current liabilities                                          2,913,201
     Total shareholders' equity                                      27,461,874

NOTE E-COMPREHENSIVE INCOME

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months ended June 30, 2001 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders' equity section of the balance sheet in addition to presenting a consolidated statement of changes in equity statement. The following presents comprehensive income as of June 30, 2001:

                                       Before-Tax  Tax (Expense)  Net-of-Tax
                                         Amount       Benefit       Amount
                                       ----------  -------------  ----------
Unrealized gains on marketable
    equity securities held for sale        $4,647       $(1,673)      $2,974
                                           ------       -------       ------
Other comprehensive income                 $4,647       $(1,673)      $2,974
                                           ======       =======       ======

NOTE F-SEGMENT INFORMATION

     As of and for the three months ended June 30, 2000, the Company had two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in Largo, Florida. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, where as on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

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

     Presented below is condensed segment information as of and for the three months ended June 30, 2001 and 2000, as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information:

                                             Three Months   Three Months
                                                Ended          Ended
                                               June 30,       June 30,
                                                 2001           2000
                                                 ----           ----
                                              (Unaudited)    (Unaudited)
            Revenues:
                 Distribution                  $  79,412       $260,143
                 Distribution - Korea            218,821              -
                 Manufacturing                         -        931,894
                 Intersegment                          -         42,876
            Gross profit:
                 Distribution                     54,426        129,004
                 Distribution - Korea             72,581              -
                 Manufacturing                         -        598,704
            Operating income (loss):
                 Distribution                    (17,940)       (91,655)
                 Distribution - Korea           (153,253)             -
                 Manufacturing                         -        198,924

                                               June 30,       June 30,
                                                 2001           2000
                                                 ----           ----
                                              (Unaudited)    (Unaudited)
            Assets:
                 Distribution                   $297,462     $  970,806
                 Distribution - Korea            576,810        428,109
                 Manufacturing                         -      5,053,170
                 Intersegment                          -        207,510

NOTE G-INCOME TAXES

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of June 30, 2001 of $55,000 and $2,552,974, respectively, primarily due to the gain on the November 1999 sale of Becan Distributors, Inc.

NOTE H-RELATED PARTY TRANSACTIONS

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc. ("Vertical"), formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the issued and outstanding
common stock of Vertical.   Payment was in the form of $75,000 in cash and two
promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Vertical. As of June 30, 2001, the outstanding principal balance on the notes was $384,793 and is included in notes receivable from affiliate.

     At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of June 30, 2001, the outstanding principal balance on the note was $65,056.

     On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building situated in Largo, Florida for a term of ten years at approximately $16,000 monthly. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

     On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc. ("DrugMax"), formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") to DrugMax. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and is included in amounts due from affiliate as of June 30, 2001, pending receipt of the shares. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

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

     The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such condensed consolidated financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

     The Company derives its revenues from wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits.

     Cost of goods sold is comprised of direct product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support the warehousing and shipping of products. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company's operations. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consists primarily of interest expense associated with borrowings to finance capital and other working capital needs.

     In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months ended June 30, 2001 include the results of operations of Dynamic Korea from January 1, 2001 through March 31, 2001. Dynamic Korea commenced its operations in April 2000.

     In November 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. Go2, formerly a significant subsidiary of the Company, is a manufacturer of non-prescription dietary supplements, and health and beauty care products. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. The consolidated financial statements for the three months ended June 30, 2000 include the results of operations for Go2.

Results of Operations

Three Months Ended June 30, 2001 Compared To Three Months Ended June 30, 2000

     Revenues. Total revenues decreased $894,000, or 74.9%, to $298,000 for the three months ended June 30, 2001, as compared to $1.2 million for the three months ended June 30, 2000. Distribution revenues increased $38,000, or 14.6%, to $298,000 for the three months ended June 30, 2001, as compared to $260,000 for the three months ended June 30, 2000. The increase was primarily due to increased sales to existing customers and an expansion of the customer base. Manufacturing revenues were $932,000 for the three months ended June 30, 2000. There were no manufacturing revenues for the three months ended June 30, 2001 due to the November 7, 2000 spin-off of Go2, the Company's manufacturing subsidiary.

     Gross profit. Total gross profit decreased $547,000, or 78.2%, to $153,000 for the three months ended June 30, 2001, as compared to $699,000 for the three months ended June 30, 2000. Gross margin decreased from 58.7% for the three months ended June 30, 2000 to 51.2% for the three months ended June 30, 2001. Distribution gross profit increased $52,000, or 51.7%, to $153,000 for the three months ended June 30, 2001, as compared to $101,000 for the three months ended June 30, 2000. For the three months ended June 30, 2001, distribution gross margin increased to 51.2%, from 38.7% for the three months ended June 30, 2000. The increase was primarily attributable to revenues and related cost of goods sold associated with Dynamic Life, which yield higher gross margins than that of Herbal, whose revenues and related costs of goods sold were reflected in the three months ended June 30, 2000. Manufacturing gross profit was $599,000 for the three months ended June 30, 2000. There was no manufacturing gross profit for the three months ended June 30, 2001 due to the November 7, 2000 spin-off of Go2.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses decreased $284,000, or 36.8%, to $488,000 for the three months ended June 30, 2001 as compared to $772,000 for the three months ended June 30, 2000. The decrease was primarily due to the absence of selling, general and administrative expenses associated with Go2, subsequent to November 7, 2000, and Herbal, subsequent to July 2000, and was partially offset by an increase in advertising and promotional expenses, as well as payroll expenses and costs associated with fringe benefits to support our increased net sales and the Company's growth. As a percentage of sales, selling, general and administrative expenses increased to 163.5%, for the three months ended June 30, 2001 from 64.8% for the three months ended June 30, 2000.

     Interest income (expense), net. Interest expense, net of interest income, decreased $80,000 to $26,000 for the three months ended June 30, 2001, from $106,000 for the three months ended June 30, 2000. The decrease in interest expense was a result of increases in principal payments on outstanding obligations, as well as the absence of interest expense associated with Go2, subsequent to November 7, 2000.

     Income taxes. At June 30, 2001, the Company had accrued income taxes of $55,000 and a deferred income tax liability of $2.6 million, primarily associated with the November 1999 gain on the sale of Becan.

     Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its previous credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had working capital of $1.2 million at June 30, 2001.

     Net cash used in operating activities was $163,000 for the three months ended June 30, 2001, as compared to net cash provided by operating activities of $79,000 for the three months ended June 30, 2000. The usage of cash was primarily attributable to an increase in inventories of $18,000, an increase in amounts due to/from affiliates, net of $5,000, an increase in prepaid expenses and other current assets of $30,000, and a decrease in other payables of $16,000, partially offset by an increase in other assets of $19,000, an increase in accounts payable of $20,000, and an increase in accrued expenses of $48,000.

     Net cash provided by investing activities was $13,000, representing proceeds from related party receivables of $14,000, and was partially offset by purchases of property and equipment of $1,000.

     Net cash used in financing activities was $7,000, representing repayments of long-term obligations of $11,000, and was partially offset by proceeds from issuance of related party obligations of $4,000.

     At June 30, 2001, the Company had $974,000 in cash and cash equivalents, as compared to $1.1 million at June 30, 2000.

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

     The Company is involved in pending litigation from U.S. Diversified Technologies, Inc., Paul Santostasi, and Gerald Schmoling. Management believes that such claims are frivolous and the litigation is being dealt with. Legal expenses associated with such pending litigation totaled approximately $22,600 for the three months ended June 30, 2001.

  On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building situated in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

     In February 2000, the Company established a subsidiary in Korea to market its products to distributors in Korea. In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space. The office lease is for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, the seminar room was leased for a one year period at a monthly rental amount of $868. In January, 2001, the housing space was leased for a four month plus thirteen day period at a monthly rental amount of $2,605.

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the issued and outstanding
common stock of Vertical.   Payment was in the form of $75,000 in cash and two
promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Vertical. As of June 30, 2001, the outstanding principal balance on the notes was $384,793 and is included in notes receivable from affiliate.

     At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of June 30, 2001, the outstanding principal balance on the note was $65,056.

     On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and is included in amounts due from affiliate as of June 30, 2001, pending receipt of the shares. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

                          Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

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

     None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     The following exhibits are filed with this report:

3.1 Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4 Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)
____________

     (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

     (2) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

     (3) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C.

(b) Reports on Form 8-K.

     During the three months ended June 30, 2001, the Company filed no reports on Form 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            Dynamic Health Products, Inc.


Date: August 13, 2001                       By: /s/ Jugal K. Taneja
                                                --------------------
                                                Jugal K. Taneja
                                                Chairman of the Board, Chief
                                                Executive Officer, and Director


Date: August 13, 2001                       By: /s/ Cani I. Shuman
                                                -------------------
                                                Cani I. Shuman
                                                Chief Financial Officer