Form 10QSB
period 2001-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2001-11-13
CIK 949925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended September 30, 2001

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

The number of shares outstanding of the Issuer's common stock at $.01 par value as of November 9, 2001 was 2,917,141 (exclusive of Treasury Shares).

                        PART I - FINANCIAL  INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,           March 31,
                                                                        2001                  2001
                                                                    -------------          -----------
                                                                     (Unaudited)            (Audited)
                      ASSETS
Current assets:
      Cash and cash equivalents                                     $     731,317          $ 1,131,156
      Marketable equity securities, net                                    10,111               14,665
      Certificate of deposit                                               50,483                    -
      Inventories                                                         234,836              253,008
      Prepaid expenses and other current assets                           337,446              265,215
      Due from affiliates                                                  13,970            1,235,801
      Due from related parties                                              1,388                  616
      Notes receivable from affiliate                                     114,411              145,854
                                                                    -------------          -----------
Total current assets                                                    1,493,962            3,046,315

Property, plant and equipment, net                                      1,532,127            1,583,529

Intangible assets, net                                                    118,805              122,156
Investments in unconsolidated affiliates                                8,895,149            6,958,260
Note receivable from affiliate                                            393,120              373,333
Other assets, net                                                         138,653              157,761
                                                                    -------------          -----------
Total assets                                                        $  12,571,816          $12,241,354
                                                                    =============          ===========
          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                              $     173,275          $   149,745
      Other payables                                                      226,697              239,918
      Current portion of long-term obligations                          1,115,195            1,116,591
      Accrued expenses                                                    206,334              149,462
      Accrued income taxes                                                 55,000               55,000
      Obligations to affiliates                                           160,674                3,609
      Obligations to related parties                                       11,620                    -
                                                                    -------------          -----------
Total current liabilities                                               1,948,795            1,714,325

Deferred income taxes                                                   2,552,972            2,551,301
Long-term obligations, less current portion                               906,408              907,132
                                                                    -------------          -----------
Total liabilities                                                       5,408,175            5,172,758
                                                                    -------------          -----------
Commitments and contingencies

Shareholders' equity:
      Series A Convertible Preferred stock, $.01 par value;
       400,000 shares authorized; 310,000 shares issued
       and outstanding, at face value                                     775,000              775,000
      Series B 6% Cumulative Convertible Preferred stock,
       $.01 par value; 800,000 shares authorized; 30,000
       shares issued and outstanding, at face value                        75,000               75,000
      Common stock, $.01 par value; 20,000,000 shares
       authorized; 2,917,141 shares issued and outstanding                 29,171               29,171
      Additional paid-in capital                                        1,861,580            1,861,580
      Retained earnings                                                 4,495,837            4,414,421
      Accumulated other comprehensive income:
           Unrealized losses on marketable equity securities              (72,947)             (86,576)
                                                                    -------------          -----------
Total shareholders' equity                                              7,163,641            7,068,596
                                                                    -------------          -----------
Total liabilities and shareholders' equity                          $  12,571,816          $12,241,354
                                                                    =============          ===========

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months Ended                  Six Months Ended
                                                                     September 30,                      September 30,
                                                             -------------------------------------------------------------
                                                                2001            2000            2001              2000
                                                             ----------     ------------     ------------     ------------
Revenues:
     Distribution                                            $  332,640     $  2,354,322     $    631,101     $  2,614,424
     Manufacturing                                                    -          783,321                -        1,715,216
                                                             ----------     ------------     ------------     ------------
Total revenues                                                  332,640        3,137,643          631,101        4,329,640
                                                             ----------     ------------     ------------     ------------
Cost of goods sold:
     Distribution                                               180,531        1,187,553          338,970        1,357,042
     Manufacturing                                                    -          430,101                -          763,292
                                                             ----------     ------------     ------------     ------------
Total cost of goods sold                                        180,531        1,617,654          338,970        2,120,334
                                                             ----------     ------------     ------------     ------------

Gross profit:
     Distribution                                               152,109        1,166,769          292,131        1,257,382
     Manufacturing                                                    -          353,220                -          951,924
                                                             ----------     ------------     ------------     ------------
Total gross profit                                              152,109        1,519,989          292,131        2,209,306
                                                             ----------     ------------     ------------     ------------

Selling, general and
     administrative expenses                                    472,942        1,344,827          960,311        2,111,010
                                                             ----------     ------------     ------------     ------------
Operating income (loss) before
     other income and expense                                  (320,833)         175,162         (668,180)          98,296

Other income (expense):
     Interest income                                             18,873           21,272           39,984           31,982
     Gain on sale of assets                                           -          424,791                -          424,791
     Other income and expenses, net                             108,386          160,774          272,933          224,898
     Equity in income (loss) of affiliated companies            248,228         (182,446)         548,139         (624,227)
     Losses on marketable equity securities, net                (17,503)               -          (17,540)               -
     Interest expense                                           (43,920)        (123,167)         (91,370)        (240,289)
                                                             ----------     ------------     ------------     ------------
Total other income (expense)                                    314,064          301,224          752,146         (182,845)
                                                             ----------     ------------     ------------     ------------

Income (loss) before income taxes                                (6,769)         476,386           83,966          (84,549)

Income taxes                                                        300                -              300                -
                                                             ----------     ------------     ------------     ------------
Net income (loss)                                                (7,069)         476,386           83,666          (84,549)

Preferred stock dividends                                         1,125            1,125            2,250            2,250
                                                             ----------     ------------     ------------     ------------

Net income (loss) available
     to common shareholders                                  $   (8,194)    $    475,261     $     81,416     $    (86,799)
                                                             ==========     ============     ============     ============
Basic income (loss) per share                                $        -     $       0.16     $       0.03     $      (0.03)
                                                             ==========     ============     ============     ============
Basic weighted average number of
     common shares outstanding                                2,917,141        2,917,156        2,917,141        2,917,190
                                                             ==========     ============     ============     ============
Diluted income (loss) per share                              $        -     $       0.12     $       0.02     $      (0.03)
                                                             ==========     ============     ============     ============
Diluted weighted average number of
     common shares outstanding                                2,917,141        4,127,156        3,457,141        2,917,190
                                                             ==========     ============     ============     ============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                      Six Months Ended September 30, 2001

                                             Series A            Series B                          Additional
                                          Preferred Stock     Preferred Stock     Common Stock      Paid-in     Retained
                                         ------------------   ---------------  ------------------  ----------  ----------
                                          Shares   Dollars    Shares  Dollars  Shares     Dollars    Capital    Earnings
                                         --------------------------------------------------------------------------------
Balances at
  March 31, 2001 (Audited)               310,000  $775,000    30,000  $75,000  2,917,141  $29,171  $1,861,580  $4,414,421

Dividends to preferred shareholders            -         -         -        -          -        -           -      (2,250)

Net income                                     -         -         -        -          -        -           -      83,666

Other comprehensive income                     -         -         -        -          -        -           -           -

Balances at                              --------------------------------------------------------------------------------
  September 30, 2001 (Unaudited)         310,000  $775,000    30,000  $75,000  2,917,141  $29,171  $1,861,580  $4,495,837
                                         ================================================================================

                                           Accumulated Other
                                          Comprehensive Income
                                          --------------------
                                              Unrealized
                                              Losses on                Total
                                           Marketable Equity        Shareholders'
                                              Securities               Equity
                                          ----------------------------------------
Balances at
  March 31, 2001 (Audited)                    $(86,576)             $7,068,596

Dividends to preferred shareholders                  -                  (2,250)

Net income                                           -                  83,666

Other comprehensive income                      13,629                  13,629

Balances at                               ----------------------------------------
  September 30, 2001 (Unaudited)              $(72,947)             $7,163,641
                                          ========================================

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six Months Ended
                                                                                 September 30,
                                                                         ----------------------------
                                                                             2001            2000
                                                                         ------------     -----------
Cash flows from operating activities:
  Net income (loss)                                                      $     83,666     $   (84,549)

  Adjustments to reconcile net income (loss) to net
   cash from operating activities:
    Depreciation and amortization                                              56,014         202,241
    Equity in (income) loss of affiliated companies                          (548,138)        624,227
    Losses on sale of marketable equity securities, net                        17,503               -
    Gain on sale of assets                                                          -        (424,791)
    Changes in operating assets and liabilities:
      Accounts receivable                                                           -         359,601
      Inventories                                                              18,172        (259,621)
      Due to/from affiliates, net                                              27,972         157,046
      Prepaid expenses and other current assets                               (72,231)       (301,402)
      Other assets                                                             19,108        (593,856)
      Accounts payable                                                         23,530          59,343
      Other payables                                                          (13,221)        610,263
      Accrued expenses                                                         54,622          55,182
                                                                         ------------     -----------
Net cash provided by (used in) operating activities                          (333,003)        403,684
                                                                         ------------     -----------
Cash flows from investing activities:
  Purchases of property and equipment                                          (1,261)       (101,210)
  Sale of assets                                                                    -          80,747
  Purchase of certificate of deposit                                          (50,483)              -
  Purchase of investment in common stock                                      (50,349)              -
  Proceeds from sale of marketable equity securities                            2,351               -
  Purchases of marketable equity securities                                         -         (47,160)
  Common stock repurchase                                                           -            (208)
  Proceeds from related party receivables                                      23,406               -
                                                                         ------------     -----------
Net cash used in investing activities                                         (76,336)        (67,831)
                                                                         ------------     -----------
Cash flows from financing activities:
  Net change in revolving line of credit agreements                                 -        (208,173)
  Proceeds from issuance of long-term obligations                              15,832          15,877
  Payments of long-term obligations                                           (17,952)       (459,303)
  Proceeds from issuance of related party obligations                          11,620          94,951
  Payments of related party obligations                                             -          (7,000)
                                                                         ------------     -----------
Net cash provided by (used in) financing activities                             9,500        (563,648)
                                                                         ------------     -----------
Net decrease in cash                                                         (399,839)       (227,795)

Cash and cash equivalents at beginning of period                            1,131,156         693,595
                                                                         ------------     -----------
Cash and cash equivalents at end of period                               $    731,317     $   465,800
                                                                         ============     ===========


    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)


                                                                    Six Months Ended
                                                                      September 30,
                                                                 -----------------------
                                                                   2001           2000
                                                                 --------       --------
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                     $ 69,114       $110,806
                                                                 ========       ========
    Cash paid during the period for income taxes                 $    300       $      -
                                                                 ========       ========
Supplemental schedule of non-cash financing activities:
    Obligation to affiliate incurred for purchase of
     investment in common stock                                  $149,651       $      -
                                                                 ========       ========
Supplemental schedule of non-cash investing activities:
    Accrual of preferred stock dividends                         $  2,250       $  2,250
                                                                 ========       ========

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   FOR THE THREE MONTHS AND SIX MONTHS ENDED
                   SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

NOTE A-BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 2001.

     Certain reclassifications have been made to the financial statements as of and for the three months and six months ended September 30, 2000 to conform to the presentation as of and for the three months and six months ended
September 30, 2001.

NOTE B-PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements as of and for the three months and six months ended September 30, 2001 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries (collectively the "Company"), J. Labs, Inc. ("JLabs"), Dynamic Life Products, Inc. ("DLP"), Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (collectively "Dynamic Life"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership (collectively "Dynamic Financials"), and Today's Drug, Inc. The Company's subsidiary, Dynamic Life Korea Ltd. ("Dynamic Korea") has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months and six months ended September 30, 2001 include the results of operations of Dynamic Korea from April 1, 2001 through June 30, 2001 and January 1, 2001 through June 30, 2001, respectively. Significant intercompany balances and transactions have been eliminated in consolidation.

     The condensed consolidated financial statements as of and for the three months and six months ended September 30, 2000 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries, Go2Pharmacy, Inc. ("Go2"), JLabs, DLP, Herbal, Dynamic Life, Dynamic Financials and Today's Drug, Inc. The Company's subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000, accordingly, the condensed consolidated financial statements as of and for the three months and six months ended September 30, 2000 include the results of operations of Go2. The condensed consolidated financial statements as of and for the three months and six months ended September 30, 2000 include the results of operations of Dynamic Korea from April 1, 2000 through June 30, 2000. Dynamic Korea commenced its operations in April 2000. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its September 30, 2001 condensed consolidated financial statements.

NOTE D-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investment in net assets of an affiliated company, DrugMax, Inc. accounted for under the equity method amounted to $8,687,038 as of September 30, 2001 with $249,617 and ($182,446), and $549,528 and ($624,227) being recorded as the
Company's share of their income (loss) for the three months and six months ended September 30, 2001 and 2000, respectively.

     The combined results of operations for the three months and six months ended September 30, 2001 and 2000, and the financial position of the Company's equity-basis affiliate, DrugMax, Inc. as of September 30, 2001 are summarized below:


                                                   Three Months                    Six Months
                                                      Ended                          Ended
                                                  September 30,                  September 30,
                                           ---------------------------   ----------------------------
                                              2001            2000           2001            2000
                                           -----------     -----------   ------------     -----------
                                           (Unaudited)     (Unaudited)   (Unaudited)      (Unaudited)
Condensed Income Statement Information:
 Net sales                                 $66,187,701     $38,827,714   $137,064,013     $67,862,991
 Gross profit                                1,676,828       1,364,592      3,478,116       2,367,554
 Net income (loss)                             735,466        (627,610)     1,619,114      (2,147,439)

                                                            September 30, 2001
                                                            ------------------
                                                              (Unaudited)
    Condensed Balance Sheet Information:
     Current assets                                                $31,480,402
     Non-current assets                                             26,064,943
     Current liabilities                                            26,594,719
     Non-current liabilities                                           784,539
     Total shareholders' equity                                     30,166,087

     Investment in net assets of an affiliated company, Tribeca Beverage Company, Inc. accounted for under the equity method amounted to $198,611 as of September 30, 2001 with $1,389 being recorded as the Company's share of their loss for the three months and six months ended September 30, 2001. As the investment did not exist during the comparable September 30, 2000 periods presented, no financial information for the Company's equity-basis affiliate is provided as of and for the three months and six months ended September 30, 2000.

NOTE E-COMPREHENSIVE INCOME

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months and six months ended September 30, 2001 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders' equity section of the balance sheet in addition to presenting a consolidated statement of changes in equity statement. The following presents comprehensive income as of September 30, 2001:

                                       Before-Tax  Tax (Expense)  Net-of-Tax
                                         Amount       Benefit       Amount
                                       ----------  -------------  ----------
Unrealized losses on marketable
    equity securities held for sale       $ 4,554      $ (1,639)     $ 2,915
                                          -------      --------      -------
Other comprehensive income                $ 4,554      $ (1,639)     $ 2,915
                                          =======      ========      =======

NOTE F-SEGMENT INFORMATION

     As of and for the three months and six months ended September 30, 2000, the Company had two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in Largo, Florida. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, where as on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

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

     Presented below is condensed segment information as of and for the three months and six months ended September 30, 2001 and 2000, as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information:

                                                       Three Months                         Six Months
                                                          Ended                               Ended
                                                       September 30,                      September 30,
                                                 --------------------------         ---------------------------
                                                   2001             2000              2001              2000
                                                 ---------       ----------         ---------        ----------
                                                (Unaudited)     (Unaudited)        (Unaudited)      (Unaudited)
Revenues:
    Distribution                                 $ 100,898       $  498,341         $ 180,309        $  758,443
    Distribution - Korea                           231,742        1,855,981           450,792         1,855,981
    Manufacturing                                        -          783,321                 -         1,715,216
    Intersegment                                         -          230,991                 -           834,934
Gross profit:
    Distribution                                    68,527          207,328           122,953           326,293
    Distribution - Korea                            58,677          839,827           118,577           655,904
    Manufacturing                                        -          353,220                 -           951,924
Operating income (loss):
    Distribution                                   (31,788)          11,110           (56,465)          (94,637)
    Distribution - Korea                          (130,974)         342,062          (296,582)          158,139
    Manufacturing                                        -         (176,110)                -           (15,187)

                                                       September 30,       September 30,
                                                           2001                 2000
                                                        ----------          ------------
                                                        (Unaudited)         (Unaudited)
Assets:
 Distribution                                           $  785,058          $  1,152,433
 Distribution - Korea                                      502,367             1,207,003
 Manufacturing                                                   -             5,149,543
 Intersegment                                                    -               221,427

NOTE G-INCOME TAXES

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of September 30, 2001 of $55,000 and $2,552,972, respectively, primarily due to the gain on the November 1999 sale of Becan Distributors, Inc.

NOTE H-RELATED PARTY TRANSACTIONS

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc. ("Vertical"), formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the issued and outstanding common stock of Vertical. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Vertical. As of September 30, 2001, the outstanding principal balance on the notes was $375,629 and is included in notes receivable from affiliate.

     At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of September 30, 2001, the outstanding principal balance on the note was $54,183.

     On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building situated in Largo, Florida for a term of ten years at approximately $16,000 monthly. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

     On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc. ("DrugMax"), formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") to DrugMax. The Company received 2,000,000 shares of restricted common stock of DrugMax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and was included in amounts due from affiliate as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of September 30, 2001. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

     In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company ("Tribeca"), an affiliate of Jugal K. Taneja, the Company's Chairman and Mandeep K. Taneja, the Company's President, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of September 30, 2001, the investment amounted to $198,611 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of September 30, 2001 was $149,651, and is included in obligations to affiliates.

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

  In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months and six months ended September 30, 2001 include the results of operations of Dynamic Korea from April 1, 2001 through June 30, 2001 and from January 1, 2001 through June 30, 2001, respectively. Dynamic Korea commenced its operations in April 2000, therefor the condensed consolidated financial statements as of and for the three months and six months ended September 30, 2000 include the results of operations of Dynamic Korea from April 1, 2000 through June 30, 2000.

     In November 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. Go2, formerly a significant subsidiary of the Company, is a manufacturer of non-prescription dietary supplements, and health and beauty care products. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. The consolidated financial statements for the three months and six months ended September 30, 2000 include the results of operations for Go2.

Results of Operations

Three and Six Months Ended September 30, 2001 Compared To Three And Six Months Ended September 30, 2000

     Revenues. Total revenues decreased $2.8 million, or 89.4%, to $333,000 and $3.7 million, or 85.4%, to $631,000, respectively, for the three months and six months ended September 30, 2001, as compared to $3.1 million and $4.3 million, respectively, for the three months and six months ended September 30, 2000. Distribution revenues decreased $2.0 million, or 64.4%, to $333,000 and $2.0 million, or 75.9%, to $631,000, respectively, for the three months and six months ended September 30, 2001, as compared to $2.4 million and $2.6 million, respectively, for the three months and six months ended September 30, 2000. The decrease in distribution revenues was primarily attributable to the absence of revenues associated with Breakthrough and decreased revenues associated with Dynamic Korea, due to increases in Korean competition and government regulation. Manufacturing revenues were $783,000 and $1.7 million, respectively, for the three months and six months ended September 30, 2000. There were no manufacturing revenues for the three months and six months ended September 30, 2001 due to the November 7, 2000 spin-off of Go2, the Company's manufacturing subsidiary.

     Gross profit. Total gross profit decreased $1.4 million, or 90.0%, to $152,000 and $1.9 million, or 86.8%, to $292,000, respectively, for the three months and six months ended September 30, 2001, as compared to $1.5 million and $2.2 million, respectively, for the three months and six months ended September 30, 2000. Gross margin decreased from 48.4% and 51.0%, respectively for the three months and six months ended September 30, 2000 to 45.7% and 46.3%, respectively, for the three months and six months ended September 30, 2001. Distribution gross profit decreased $1.0 million, or 87.0%, to $152,000 and $965,000, or 76.8%, to 292,000, respectively, for the three months and six months ended September 30, 2001, as compared to $1.2 million and $1.3 million, respectively, for the three months and six months ended September 30, 2000. For the three months and six months ended September 30, 2001, distribution gross margin decreased to 45.7% and 46.3%, respectively, from 49.6% and 48.1%, respectively, for the three months and six months ended September 30, 2000. The decrease in distribution gross margin was primarily attributable to the decrease
in revenues during such periods.   Manufacturing gross profit was $353,000 and
$952,000, respectively, for the three months and six months ended September 30, 2000. There was no manufacturing gross profit for the three months and six months ended September 30, 2001 due to the November 7, 2000 spin-off of Go2.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses decreased $872,000, or 64.8%, to $473,000 and $1.2 million, or 54.5%, to $960,000, respectively, for the three months and six months ended September 30, 2001 as compared to $1.3 million and $2.1 million, respectively, for the three months and six months ended September 30, 2000. The decrease was primarily due to the absence of selling, general and administrative expenses associated with Go2, subsequent to November 7, 2000, and was partially offset by an increase in advertising and promotional expenses, as well as payroll expenses and costs associated with fringe benefits. As a percentage of sales, selling, general and administrative expenses increased to 142.2% and 152.2%, respectively, for the three months and six months ended September 30, 2001, from 42.9% and 48.8%, respectively, for the three months and six months ended September 30, 2000.

     Interest income (expense), net. Interest expense, net of interest income, decreased $77,000 to $25,000 and $157,000 to $51,000, respectively, for the three months and six months ended September 30, 2001, from $102,000 and $208,000, respectively, for the three months and six months ended September 30, 2000. The decrease in interest expense was a result of increases in principal payments on outstanding obligations, as well as the absence of interest expense associated with Go2, subsequent to November 7, 2000.

     Income taxes. At September 30, 2001, the Company had accrued income taxes of $55,000 and a deferred income tax liability of $2.6 million, primarily associated with the November 1999 gain on the sale of Becan.

  Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and six months ended September 30, 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

     The Company has financed its operations through available borrowings under its previous credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had a working capital deficit of $455,000 million at September 30, 2001.

     Net cash used in operating activities was $333,000 for the six months ended September 30, 2001, as compared to net cash provided by operating activities of $404,000 for the six months ended September 30, 2000. The usage of cash was primarily attributable to an increase in prepaid expenses and other current assets of $72,000 and a decrease in other payables of $13,000, partially offset by a decrease in inventories of $18,000, an decrease in amounts due to/from affiliates, net of $28,000, a decrease in other assets of $19,000, an increase in accounts payable of $24,000, and an increase in accrued expenses of $55,000.

     Net cash used in investing activities was $76,000, representing purchases of property and equipment of $1,000, the purchase of a certificate of deposit of $50,000, the purchase of an investment in common stock of $50,000, partially offset by proceeds from the sale of marketable equity securities of $2,000 and proceeds from related party receivables of $23,000.

     Net cash provided by financing activities was $10,000, representing proceeds from issuance of long-term obligations of $16,000, proceeds from issuance or related party obligations of $12,000, and was partially offset by payments of long-term obligations of $18,000.

     At September 30, 2001, the Company had $731,000 in cash and cash equivalents, as compared to $466,000 at September 30, 2000.

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

     The Company is involved in pending litigation from U.S. Diversified Technologies, Inc., Paul Santostasi, and Gerald Schmoling. Management believes that such claims are without merit and the litigation is being dealt with. Legal expenses associated with such pending litigation totaled approximately $52,000 and $75,000, respectively, for the three months and six months ended September 30, 2001.

  On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building situated in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

     In February 2000, the Company established a subsidiary in Korea to market its products to distributors in Korea. In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space. The office lease is for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, the seminar room was leased for a one year period at a monthly rental amount of $868. In January, 2001, the housing space was leased for a four month plus thirteen day period at a monthly rental amount of $2,605. Upon termination of this lease, the Company did not continue to lease housing space.

  In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 11.9% of the issued and outstanding
common stock of Vertical.   Payment was in the form of $75,000 in cash and two
promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Vertical. As of September 30, 2001, the outstanding principal balance on the notes was $375,629 and is included in notes receivable from affiliate.

     At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of September 30, 2001, the outstanding principal balance on the note was $54,183.

     On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax. The Company received 2,000,000 shares of restricted common stock of DrugMax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and was included in amounts due from affiliate as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of September 30, 2001. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

     In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company ("Tribeca"), an affiliate of Jugal K. Taneja, the Company's Chairman and Mandeep K. Taneja, the Company's President, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of September 30, 2001, the investment amounted to $198,611 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of September 30, 2001 was $149,651, and is included in obligations to affiliates.

                          Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

     The Company is involved in pending litigation from U.S. Diversified Technologies, Inc., Paul Santostasi, and Gerald Schmoling. Management believes that such claims are without merit and the litigation is being dealt with.

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

(b) Reports on Form 8-K.

     During the six months ended September 30, 2001, the Company filed no reports on Form 8-K.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Dynamic Health Products, Inc.


Date: November 9, 2001                  By: /s/ Jugal K. Taneja
                                           --------------------
                                            Jugal K. Taneja
                                            Chairman of the Board, Chief
                                            Executive Officer, and Director


Date: November 9, 2001                  By: /s/ Cani I. Shuman
                                           -------------------
                                           Cani I. Shuman
                                           Chief Financial Officer