Form 10QSB
period 2001-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2002-02-14
CIK 949925

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB


                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended December 31, 2001

                                      or

                 [_] TRANSITION REPORT PURSUANT TO SECTION 13
               OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-23031


                         DYNAMIC HEALTH PRODUCTS, INC.
       (Exact name of small business issuer as specified in its charter)


                 STATE OF FLORIDA                    34-1711778
                 ----------------                    ----------
         (State or other jurisdiction of            (IRS Employer
          incorporation or organization)         Identification No.)


        6925 112/th/ Circle North, Suite 101, Largo, Florida      33773
        ---------------------------------------------------------------
       (Address of principal executive offices)                 (Zip Code)


        Issuer's telephone number, including area code: (727) 456-2200


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


The number of shares outstanding of the Issuer's common stock at $.01 par value as of February 11, 2002 was 2,927,141 (exclusive of Treasury Shares).

                        PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           December 31,              March 31,
                                                                               2001                    2001
                                                                         ---------------           ------------
                                                                            (Unaudited)              (Audited)
                  ASSETS
Current assets:
    Cash and cash equivalents                                            $       651,605           $    1,131,156
    Marketable equity securities, net                                             10,859                   14,665
    Accounts receivable, net                                                      56,423                        -
    Inventories                                                                   96,019                  253,008
    Prepaid expenses                                                              70,770                  167,899
    Other current assets                                                         511,530                   97,316
    Due from affiliates                                                              387                1,235,801
    Due from related parties                                                       1,105                      616
    Notes receivable                                                             257,586                        -
    Notes receivable from affiliates                                              91,486                  145,854
                                                                         ---------------           --------------
Total current assets                                                           1,747,770                3,046,315

Property, plant and equipment, net                                             1,440,495                1,583,529

Intangible assets, net                                                            26,139                  122,156
Investments in unconsolidated affiliates                                       8,106,170                6,958,260
Notes receivable                                                               1,012,291                        -
Note receivable from affiliate                                                   396,614                  373,333
Other assets, net                                                                 11,661                  157,761
                                                                         ---------------           --------------
Total assets                                                             $    12,741,140           $   12,241,354
                                                                         ===============           ==============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $       172,120           $      149,745
    Other payables                                                                68,993                  239,918
    Current portion of long-term obligations                                      44,230                1,116,591
    Accrued expenses                                                             176,913                  149,462
    Accrued income taxes                                                         410,603                   55,000
    Obligations to affiliates                                                    116,659                    3,609
                                                                         ---------------           --------------
Total current liabilities                                                        989,518                1,714,325

Deferred income taxes                                                          2,905,787                2,551,301
Long-term obligations, less current portion                                      875,781                  907,132
                                                                         ---------------           --------------
Total liabilities                                                              4,771,086                5,172,758
                                                                         ---------------           --------------

Commitments and contingencies

Shareholders' equity:
    Series A Convertible Preferred stock, $.01 par value;
     400,000 shares authorized; 310,000 shares issued
     and outstanding, at face value                                              775,000                  775,000
    Series B 6% Cumulative Convertible Preferred stock,
     $.01 par value; 800,000 shares authorized;
     30,000 shares issued and outstanding, at face value                          75,000                   75,000
    Common stock, $.01 par value; 20,000,000 shares authorized;
     2,917,141 shares issued and outstanding                                      29,171                   29,171
    Additional paid-in capital                                                 1,861,580                1,861,580
    Retained earnings                                                          5,301,202                4,414,421
    Accumulated other comprehensive income:
      Unrealized losses on marketable equity securities                          (71,899)                 (86,576)
                                                                         ---------------           --------------
Total shareholders' equity                                                     7,970,054                7,068,596
                                                                         ---------------           --------------
Total liabilities and shareholders' equity                               $    12,741,140           $   12,241,354
                                                                         ===============           ==============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                  Three Months Ended                     Nine Months Ended
                                                                     December 31,                          December 31,
                                                            ------------------------------      ---------------------------------
                                                                2001             2000                2001               2000
                                                            ------------    --------------      --------------     ---------------
Revenues:
     Distribution                                           $    749,617    $     1,397,189     $    1,380,795     $     4,011,613
     Manufacturing                                                     -            531,907                  -           2,247,123
                                                            ------------    ---------------     --------------     ---------------
Total revenues                                                   749,617          1,929,096          1,380,795           6,258,736
                                                            ------------    ---------------     --------------     ---------------
Cost of goods sold:
     Distribution                                                253,945            985,107            592,971           1,550,090
     Manufacturing                                                     -            342,521                  -           1,897,872
                                                            ------------    ---------------     --------------     ---------------
Total cost of goods sold                                         253,945          1,327,628            592,971           3,447,962
                                                            ------------    ---------------     --------------     ---------------
Gross profit:
     Distribution                                                495,672            412,082            787,824           2,461,523
     Manufacturing                                                     -            189,386                  -             349,251
                                                            ------------    ---------------     --------------     ---------------
Total gross profit                                               495,672            601,468            787,824           2,810,774
                                                            ------------    ---------------     --------------     ---------------
Selling, general and
     administrative expenses                                     942,957            773,548          1,903,228           2,884,559
                                                            ------------    ---------------     --------------     ---------------
Operating income (loss) before
     other income and expense                                   (447,285)          (172,080)        (1,115,404)            (73,785)

Other income (expense):
     Interest income                                              23,811             24,228             63,794              56,210
     Preferred share dividends                                         -             22,083                  -              22,083
     Gain on sale of securities to related parties                     -            100,000                  -             100,000
     Gain on sale of subsidiary                                1,584,318                  -          1,584,318                   -
     Gain on transfer of equity securities                       301,107                  -            301,107                   -
     Gain on sale of assets                                            -                  -                  -             424,791
     Other income and expenses, net                              139,608            118,801            412,445             403,103
     Losses on marketable equity securities, net                       -           (156,960)           (17,503)           (156,960)
     Equity in income (loss) of affiliated companies              42,132           (997,117)           590,270          (1,621,344)
     Equity in loss of subsidiary through date of sale           (93,985)                 -            (93,985)                  -
     Interest expense                                            (34,498)           (83,673)          (125,867)           (323,962)
                                                            ------------    ---------------     --------------     ---------------
Total other income (expense)                                   1,962,493           (972,638)         2,714,579          (1,096,079)
                                                            ------------    ---------------     --------------     ---------------
Income (loss) before income taxes                              1,515,208         (1,144,718)         1,599,175          (1,169,864)

Income taxes                                                     708,719                  -            709,019                   -
                                                            ------------    ---------------     --------------     ---------------
Net income (loss)                                                806,489         (1,144,718)           890,156          (1,169,864)

Preferred stock dividends                                          1,125              1,125              3,375               3,375
                                                            ------------    ---------------     --------------     ---------------
Net income (loss) available
     to common shareholders                                 $    805,364    $    (1,145,843)    $      886,781     $    (1,173,239)
                                                            ============    ===============     ==============     ===============
Basic income (loss) per share                               $       0.28    $         (0.39)    $         0.30     $         (0.40)
                                                            ============    ===============     ==============     ===============
Basic weighted average number of
     common shares outstanding                                 2,917,141          2,917,141          2,917,141           2,917,174
                                                            ============    ===============     ==============     ===============
Diluted income (loss) per share                             $       0.28    $         (0.39)    $         0.30     $         (0.40)
                                                            ============    ===============     ==============     ===============
Diluted weighted average number of
     common shares outstanding                                 2,917,141          2,917,141          2,917,141           2,917,174
                                                            ============    ===============     ==============     ===============

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
                      Nine Months Ended December 31, 2001


                                                        Series A                   Series B
                                                    Preferred Stock             Preferred Stock               Common Stock
                                                    ---------------             ---------------               ------------
                                                 Shares         Dollars       Shares      Dollars         Shares        Dollars
                                              ---------------------------------------------------------------------------------
Balances at
  March 31, 2001 (Audited)                       310,000         $775,000      30,000      $75,000       2,917,141      $29,171

Dividends to preferred shareholders                    -                -           -            -               -            -

Net income                                             -                -           -            -               -            -

Other comprehensive income                             -                -           -            -               -            -

Balances at
                                              ---------------------------------------------------------------------------------
  December 31, 2001 (Unaudited)                  310,000         $775,000      30,000      $75,000       2,917,141      $29,171
                                              =================================================================================
                                                                                       Accumulated Other
                                                                                     Comprehensive Income
                                                                                     --------------------
                                                                                          Unrealized
                                              Additional                                   Losses on                  Total
                                                Paid-in            Retained            Marketable Equity          Shareholders'
                                                Capital            Earnings               Securities                 Equity
                                              --------------------------------------------------------------------------------
Balances at
  March 31, 2001 (Audited)                     $1,861,580         $4,414,421                    $(86,576)            $7,068,596

Dividends to preferred shareholders                     -             (3,375)                          -                 (3,375)

Net income                                              -            890,156                           -                890,156

Other comprehensive income                              -                  -                      14,677                 14,677

Balances at
                                              ---------------------------------------------------------------------------------
  December 31, 2001 (Unaudited)                $1,861,580         $5,301,202                    $(71,899)            $7,970,054
                                              =================================================================================


    See accompanying notes to condensed consolidated financial statements.

                   DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                                 December 31,
                                                                                    ----------------------------------------
                                                                                           2001                2000
                                                                                    -----------------   --------------------
Cash flows from operating activities:
      Net income (loss)                                                               $       890,156   $      (1,169,864)

      Adjustments to reconcile net income (loss) to net
        cash from operating activities:
           Depreciation and amortization                                                       79,969             262,812
           Write off of goodwill                                                               95,085                   -
           Equity in (income) loss of affiliated companies                                   (590,270)          1,621,344
           Equity in loss of subsidiary through date of sale                                   93,985                   -
           Gain on sale of subsidiary                                                      (1,584,318)                  -
           Gain on sale of assets                                                                   -            (424,791)
           Gain on sale of securities to related parties                                            -            (100,000)
           Gain on transfer of equity securities                                             (301,107)                  -
           Losses on sales of marketable equity securities, net                                17,503             156,960
           Changes in operating assets and liabilities:
                Accounts receivable                                                           (56,423)            174,620
                Inventories                                                                    12,098            (449,923)
                Due to/from affiliates, net                                                    56,748              43,900
                Prepaid expenses                                                               14,579              82,849
                Other current assets                                                          (34,345)           (884,353)
                Other assets                                                                   48,631            (370,392)
                Accounts payable                                                               58,012              54,015
                Other payables                                                                 27,581             485,144
                Accrued expenses                                                               58,098              55,774
                Accrued income taxes                                                          112,540                   -
                Deferred income taxes                                                         596,179                   -
                                                                                    -----------------   --------------------
Net cash used in operating activities                                                        (405,299)           (461,905)
                                                                                    -----------------   --------------------
Cash flows from investing activities:
      Purchases of property and equipment                                                      (3,254)           (150,751)
      Cash transferred with sale of subsidiary                                                 (9,605)             85,283
      Proceeds from transfer of assets                                                              -             745,000
      Purchase of investment in common stock                                                  (83,341)                  -
      Conversion of restricted certificate of deposit                                               -             527,597
      Purchases of marketable equity securities                                                     -             (47,160)
      Proceeds from sale of marketable equity securities                                        2,351             250,574
      Common stock repurchase                                                                       -                (208)
      Proceeds from related party receivables                                                  23,406                   -
                                                                                    -----------------   --------------------
Net cash provided by (used in) investing activities                                           (70,443)          1,410,335
                                                                                    -----------------   --------------------
Cash flows from financing activities:
      Net change in revolving line of credit agreements                                             -            (117,378)
      Proceeds from issuance of long-term obligations                                          15,832              95,810
      Payments of long-term obligations                                                       (31,261)           (495,660)
      Proceeds from issuance of related party obligations                                      11,620             105,263
      Payments of related party obligations                                                         -             (29,000)
                                                                                    -----------------   --------------------
Net cash used in financing activities                                                          (3,809)           (440,965)
                                                                                    -----------------   --------------------
Net increase (decrease) in cash                                                              (479,551)            507,465

Cash and cash equivalents at beginning of period                                            1,131,156             693,595
                                                                                    -----------------   --------------------
Cash and cash equivalents at end of period                                            $       651,605   $       1,201,060
                                                                                    =================   ====================

     See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                             CONTINUED (UNAUDITED)

                                                                                Nine Months Ended
                                                                                   December 31,
                                                                =====================================================
                                                                            2001                       2000
                                                                ==========================   ========================
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                     $                89,163     $              313,087
                                                                ==========================   ========================
     Cash paid during the period for income taxes                 $                   300     $                    -
                                                                ==========================   ========================

Supplemental schedule of non-cash investing activities:
     Note received from sale of subsidiary                        $             1,000,000     $                    -
                                                                ==========================   ========================
     Notes received from affiliate for sale of assets             $                     -     $              425,000
                                                                ==========================   ========================
     Notes received from related parties for sale
       of securities                                              $                     -     $              100,000
                                                                ==========================   ========================

Supplemental schedule of non-cash financing activities:
     Transfer of equity securities in exchange for
        settlement of notes payable and accrued interest          $             1,131,331     $                    -
                                                                ==========================   ========================
     Obligation to affiliate incurred for purchase of
       investment in common stock                                 $               116,659     $                    -
                                                                ==========================   ========================
     Accrual of preferred stock dividends                         $                 3,375     $                3,375
                                                                ==========================   ========================

    See accompanying notes to condensed consolidated financial statements.

                DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                    DECEMBER 31, 2001 AND DECEMBER 31, 2000

NOTE A-BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended March 31, 2001.

         Certain reclassifications have been made to the financial statements as of and for the three months and nine months ended December 31, 2000, and as of March 31, 2001, to conform to the presentation as of and for the three months and nine months ended December 31, 2001.

NOTE B-PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2001 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries (collectively the "Company"), J. Labs, Inc. ("JLabs"), Dynamic Life Products, Inc. ("DLP"), Herbal Health Products, Inc. ("Herbal"), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea, Ltd. (collectively "Dynamic Life"), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership (collectively "Dynamic Financials"), and Today's Drug, Inc. The Company sold its subsidiary, Dynamic Life Korea, Ltd. ("Dynamic Korea") on November 30, 2001. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2001 include the results of operations of Dynamic Korea from July 1, 2001 through September 30, 2001 and January 1, 2001 through September 30, 2001, respectively. Significant intercompany balances and transactions have been eliminated in consolidation.

         The condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2000 include the accounts of Dynamic Health Products, Inc. and its wholly-owned subsidiaries, Go2Pharmacy, Inc. ("Go2"), JLabs, DLP, Herbal, Dynamic Life, Dynamic Financials and Today's Drug, Inc. The Company's subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000, accordingly, the condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2000 include the results of operations of Go2 through November 7, 2000. The condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2000 include the results of operations of Dynamic Korea from July 1, 2000 through September 30, 2000 and April 1, 2000 through September 30, 2000, respectively. Dynamic Korea commenced its operations in April 2000. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-RECENTLY ISSUED AUTHORITATIVE GUIDANCE

     In December 1999, Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements," was issued by the Securities and Exchange Commission ("SEC"). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its December 31, 2001 condensed consolidated financial statements.

NOTE D-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investment in net assets of an affiliated company, DrugMax, Inc. ("DrugMax") accounted for under the equity method amounted to $7,906,635 as of December 31, 2001 with $50,708 and ($174,829), and $600,235 and ($799,056) being recorded as the Company's share of their income (loss) for the three months and nine months ended December 31, 2001 and 2000, respectively.

     The combined results of operations for the three months and nine months ended December 31, 2001 and 2000, and the financial position of the Company's equity-basis affiliate, DrugMax, Inc. as of December 31, 2001 are summarized below:

                                                       Three Months               Nine Months
                                                           Ended                    Ended
                                                        December 31,              December 31,
                                                        ------------              ------------
                                                     2001         2000          2001         2000
                                                     ----         ----          ----         ----
                                                 (Unaudited)  (Unaudited)   (Unaudited)  (Unaudited)
     Condensed Income Statement Information:
       Net sales                                 $63,735,331  $54,697,214  $200,799,344  $122,473,558
       Gross profit                                2,121,733    1,631,381     5,599,849     3,923,650
       Net income (loss)                             377,010     (606,204)    1,996,126    (2,753,648)

                                                             December 31, 2001
                                                             -----------------
                                                                (Unaudited)
     Condensed Balance Sheet Information:

       Current assets                                             $ 35,180,956
       Non-current assets                                           28,073,085
       Current liabilities                                          31,170,657
       Non-current liabilities                                         647,784
       Total shareholders' equity                                   31,435,600

     Investment in net assets of an affiliated company, Tribeca Beverage Company ("Tribeca") accounted for under the equity method amounted to $190,035 as of December 31, 2001 with $8,576 and $9,965 being recorded as the Company's share of their loss for the three months and nine months ended December 31, 2001. As the investment did not exist during the comparable December 31, 2000 periods presented, no financial information for the Company's equity-basis affiliate is provided as of and for the three months and nine months ended December 31, 2000.

NOTE E-COMPREHENSIVE INCOME

         The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months and nine months ended December 31, 2001 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders' equity section of the balance sheet in addition to presenting a consolidated statement of changes in equity statement. The following presents comprehensive income as of December 31, 2001:

                                      Before-Tax  Tax (Expense)   Net-of-Tax
                                        Amount       Benefit        Amount
                                        ------       -------        ------
Unrealized losses on marketable
    equity securities held for sale  $      3,806  $    (1,370)   $     2,436
                                     ------------  -----------    -----------

Other comprehensive income           $      3,806  $    (1,370)   $     2,436
                                     ============  ===========    ===========

NOTE F-SEGMENT INFORMATION

         As of and for the three months and nine months ended December 31, 2000, the Company had two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactures for others include health food, drug, convenience and mass market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has two manufacturing facilities located in Largo, Florida. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, where as on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

         The Company's subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000. Go2 has manufacturing facilities located in Largo, Florida. Based on an effective registration statement for this subsidiary, Go2's financial segment data related to its revenues, gross profits, operating income (loss) and its assets are only included as of and for the period from October 1, 2000 through November 7, 2000 and April 1, 2000 through November 7, 2000.

         Presented below is condensed segment information as of and for the three months and nine months ended December 31, 2001 and 2000, as required by SFAS 131, Disclosures about Segments of an Enterprise and Related Information:

                                       Three Months                 Nine Months
                                           Ended                       Ended
                                       December 31,                 December 31,
                                       ------------                 ------------
                                    2001         2000            2001          2000
                                    ----         ----            ----          ----
                                (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
     Revenues:
       Distribution            $    492,136   $   119,155   $    672,446   $    877,598
       Distribution - Korea         257,481     1,278,034        708,349      3,134,015
       Manufacturing                      -       535,194              -      3,085,344
       Intersegment                       -         3,287              -        838,221
     Gross profit:
       Distribution                 391,617        56,584        514,571        382,877
       Distribution - Korea          94,928       339,107        213,525        995,011
       Manufacturing                      -       192,673              -      1,187,472
     Operating income (loss):
       Distribution                (179,554)      (31,518)      (236,018)      (119,725)
       Distribution - Korea         (88,315)      (18,774)      (384,836)       139,365
       Manufacturing                      -       (21,096)             -        (36,283)

                                           December 31,          December 31,
                                               2001                  2000
                                               ----                  ----
                                           (Unaudited)           (Unaudited)
     Assets:
       Distribution                        $   739,684           $    697,696
       Distribution - Korea                          -              1,346,314
       Manufacturing                                 -                      -
       Intersegment                                  -                      -

NOTE G-INCOME TAXES

     The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of December 31, 2001 of $410,603 and $2,905,787, respectively, primarily as a result of the differences arising between book and tax basis of the gain on the November 1999 sale of Becan Distributors, Inc.

     In November 2001, the Company incurred deferred tax liabilities in the amount of $596,179 as a result of the differences arising between book and tax basis of the sale of the Company's wholly-owned foreign subsidiary, Dynamic Life Korea, Ltd., on November 30, 2001. For book purposes, the sale was recorded at a gain of approximately $1.6 million, whereas for tax purposes there was no recognized gain and the deferred tax gain was approximately $1.6 million. The deferred tax liability is the difference between income tax as calculated on the book gain versus taxable gain.

     In December 2001, the Company incurred an accrued tax liability of $355,604 and a deferred tax benefit of $243,063 as a result of the differences arising between book and tax basis of 225,000 shares of common stock of DrugMax transferred in settlement of approximately $1.1 million of principal and accrued interest on the notes payable. For book purposes, the transfer was recorded at a gain of approximately $301,000, whereas for tax purposes there was a recognized gain of $945,000. The deferred tax benefit is the difference between income tax as calculated on the book gain versus taxable gain.

NOTE H-RELATED PARTY TRANSACTIONS

     In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc. ("Vertical"), formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 4.5% of the issued and outstanding common stock of Vertical. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note was in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest were payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note was in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest were payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments were to be made monthly in the amount of $12,372.99 per month until the note was paid in full. The notes are secured by the business assets of Vertical. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest shall be due and payable on or before one year of the date of the note addendum or upon the completion of an initial public offering of common stock of Vertical. Interest is now due and payable on the last day of each month at the rate of 10% per annum on the remaining principal balances. As of December 31, 2001, the outstanding principal balance on the notes was $419,248 and is included in notes receivable from affiliate.

     At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of December 31, 2001, the outstanding principal balance on the note was $31,613.

     On October 1, 1999, the Company entered into a lease agreement with Go2, whereby Go2 agreed to lease the Company's land and building situated in Largo, Florida for a term of ten years at approximately $16,000 monthly. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

     On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax.com, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively "Becan") to DrugMax. The Company received 2,000,000 shares of restricted common stock of DrugMax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and was included in amounts due from affiliate as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of December 31, 2001. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

     In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, the Company's Chairman and Mandeep K. Taneja, the Company's President, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of December 31, 2001, the investment amounted to $190,035 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of December 31, 2001 was $116,659, and is included in obligations to affiliates.

     Amounts due to and from affiliates represent balances owed by or amounts owed to the Company for sales occurring in the normal course of business. Amounts due to and amounts due from these affiliates are in the nature of trade payables or receivables and fluctuate based on sales volume and payments received.

NOTE I-SALE OF SUBSIDIARY

     Effective November 30, 2001, the Company sold all of the issued and outstanding shares of capital stock of Dynamic Life Korea, Ltd., a wholly-owned foreign subsidiary of the Company, to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sales price was based upon the estimated value of Dynamic Korea and was approved by unanimous vote of the Board of Directors of the Company.

     The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The note bears interest at 8.5% per annum. Principal and interest are payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. The note is secured by the business assets of Dynamic Korea.

NOTE J-SUBSEQUENT EVENTS

     In January 2002, the Company issued 10,000 shares of common stock of the Company. The 10,000 shares of common stock were issued in exchange for 10,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

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

         In February 2000, the Company formed Dynamic Life Korea, Ltd., as a Korean corporation, to market the Company's products to distributors in Korea. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2001 include the results of operations of Dynamic Korea from July 1, 2001 through September 30, 2001 and from January 1, 2001 through September 30, 2001, respectively. On November 30, 2001, the Company subsequently sold Dynamic Korea. Dynamic Korea commenced its operations in April 2000, therefor the condensed consolidated financial statements as of and for the three months and nine months ended December 31, 2000 include the results of operations of Dynamic Korea from July 1, 2000 through September 30, 2000 and from April 1, 2000 through September 30, 2000, respectively.

         In November 2000, the Securities and Exchange Commission declared Go2's registration of 1,000,000 shares of its common stock to be effective. Go2, formerly a significant subsidiary of the Company, is a manufacturer of non-prescription dietary supplements, and health and beauty care products. The registration was affected through the filing of Registration Statement No. 333-92849 on

Form SB-2 with the Securities and Exchange Commission. Go2's initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. The consolidated financial statements for the three months and nine months ended December 31, 2000 include the results of operations for Go2.

Results of Operations

Three and Nine Months Ended December 31, 2001 Compared To Three And Nine Months Ended December 31, 2000

         Revenues. Total revenues decreased $1.2 million, or 61.1%, to $750,000 and $4.9 million, or 77.9%, to $1.4 million, respectively, for the three months and nine months ended December 31, 2001, as compared to $1.9 million and $6.3 million, respectively, for the three months and nine months ended December 31, 2000. Distribution revenues decreased $648,000, or 46.3%, to $750,000 and $2.6 million, or 65.6%, to $1.4 million, respectively, for the three months and nine months ended December 31, 2001, as compared to $1.4 million and $4.0 million, respectively, for the three months and nine months ended December 31, 2000. The decrease in distribution revenues was primarily attributable to the absence of revenues associated with Breakthrough and decreased revenues associated with Dynamic Korea, due to increases in Korean competition and government regulation. Manufacturing revenues were $532,000 and $2.2 million, respectively, for the three months and nine months ended December 31, 2000. There were no manufacturing revenues for the three months and nine months ended December 31, 2001 due to the November 7, 2000 spin-off of Go2, the Company's manufacturing subsidiary.

         Gross profit. Total gross profit decreased $106,000, or 17.6%, to $496,000 and $2.0 million, or 72.0%, to $788,000, respectively, for the three months and nine months ended December 31, 2001, as compared to $601,000 and $2.8 million, respectively, for the three months and nine months ended December 31, 2000. Gross margin increased to 66.1% and 57.1%, respectively, for the three months and nine months ended December 31, 2001, from 31.2% and 44.9%, respectively, for the three months and nine months ended December 31, 2000. Distribution gross profit increased $84,000, or 20.3%, to $496,000 for the three months ended December 31, 2001 as compared to $412,000 for the three months ended December 31, 2000. For the nine months ended December 31, 2001, distribution gross profit decreased $1.7 million, or 68.0%, to $788,000 as compared to $2.5 million for the nine months ended December 31, 2000. For the three months ended December 31, 2001, distribution gross margin increased to 66.1%, from 29.5% for the three months ended December 31, 2000. The increase in distribution gross margin for the three months ended December 31, 2001, as compared to the three months ended December 31, 2000, was primarily attributable to a change in the mix of sales in conjunction with the introduction of new products, which yield a higher gross margin. For the nine months ended December 31, 2001, distribution gross margin decreased to 57.1%, from 61.4% for the nine months ended December 31, 2000. The decrease in gross margin for the nine months ended December 31, 2001, as compared to the nine months ended December 31, 2000, was primarily attributable to the decrease in revenues during such period. Manufacturing gross profit was $189,000 and $349,000, respectively, for the three months and nine months ended December 31, 2000. There was no manufacturing gross profit for the three months and nine months ended December 31, 2001 due to the November 7, 2000 spin-off of Go2.

         Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of advertising and promotional expenses; personnel costs related to general management functions, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters; and depreciation and amortization expense. Selling, general and administrative expenses increased $169,000, or 21.9%, to $943,000 for the three months ended December 31, 2001 as compared to $774,000 for the three months ended December 31, 2000. The increase was primarily due increased advertising and promotional expenses during such period, and the write off of goodwill of $95,000, associated with Dynamic Life, and was partially offset by the absence of selling, general and administrative expenses associated with Go2, subsequent to November 7, 2000. For the nine months ended December 31, 2001, selling, general and administrative expenses decreased $981,000, or 34.0%, to $1.9 million as compared to $2.9 million for the nine months ended December 31, 2001. The decrease was primarily due to the absence of selling, general and administrative expenses associated with Go2, subsequent to November 7, 2000, and was partially offset by an increase in advertising and promotional expenses, as well as payroll expenses and costs associated with fringe benefits. As a percentage of sales, selling, general and administrative expenses increased to 125.8% and 137.8%, respectively, for the three months and nine months ended December 31, 2001, from 40.1% and 46.1%, respectively, for the three months and nine months ended December 31, 2000.

         Interest income (expense), net. Interest expense, net of interest income, decreased $49,000 to $11,000 and $206,000 to $62,000, respectively, for the three months and nine months ended December 31, 2001, from $59,000 and $268,000, respectively, for the three months and nine months ended December 31, 2000. The decrease in interest expense was a result of increases in principal payments on outstanding obligations, as well as the absence of interest expense associated with Go2, subsequent to November 7, 2000.

         Income taxes. At December 31, 2001, the Company had accrued income taxes of $411,000 and a deferred income tax liability of $2.9 million, primarily associated with the November 1999 gain on the sale of Becan.

         Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months and nine months ended December 31, 2001 and 2000. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

         The Company has financed its operations through available borrowings under its previous credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had working capital of $758,000 at December 31, 2001.

         Net cash used in operating activities was $405,000 for the nine months ended December 31, 2001, as compared to net cash used in operating activities of $462,000 for the nine months ended December 31, 2000. The usage of cash was primarily attributable to an increase in accounts receivable of $56,000 and an increase in other current assets of $34,000, partially offset by a decrease in inventories of $12,000, an decrease in amounts due to/from affiliates, net of $57,000, a decrease in prepaid expenses of $15,000, a decrease in other assets of $49,000, an increase in accounts payable of $58,000, an increase in other payables of $28,000, an increase in accrued expenses of $58,000, an increase in accrued income taxes of $113,000 and an increase in deferred income taxes of $596,000.

         Net cash used in investing activities was $70,000, representing purchases of property and equipment of $3,000, the sale of assets of $10,000 and the purchase of an investment in common stock of $83,000, partially offset by proceeds from the sale of marketable equity securities of $2,000 and proceeds from related party receivables of $23,000.

         Net cash used in financing activities was $4,000, representing payments of long-term obligations of $31,000 and was partially offset by proceeds from the issuance of long-term obligations of $16,000 and proceeds from issuance of related party obligations of $12,000.

         At December 31, 2001, the Company had $652,000 in cash and cash equivalents, as compared to $1.2 million at December 31, 2000.

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

         The Company is involved in pending litigation from U.S. Diversified Technologies, Inc., Paul Santostasi and Gerald Schmoling. Management believes that such claims are without merit and the litigation is being dealt with. Legal expenses associated with such pending litigation totaled approximately $10,000 and $85,000, respectively, for the three months and nine months ended December 31, 2001.

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

         In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 4.5% of the issued and outstanding common stock of Vertical. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note was in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest were payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note was in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest were payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments were to be made monthly in the amount of $12,372.99 per month until the note was paid in full. The notes are secured by the business assets of Vertical. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest shall be due and payable on or before one year of the date of the note addendum or upon the completion of an initial public offering of common stock of Vertical. Interest is now due and payable on the last day of each month at the rate of 10% per annum on the remaining principal balances. As of December 31, 2001, the outstanding principal balance on the notes was $419,248 and is included in notes receivable from affiliate.

         At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to BJ Capital, Ltd., an affiliate of Jugal
K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of December 31, 2001, the outstanding principal balance on the note was $31,613.

         On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax. The Company received 2,000,000 shares of restricted common stock of DrugMax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and was included in amounts due from affiliate as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of December 31, 2001. Jugal K. Taneja, a principal shareholder, Chairman of the Board, and Chief Executive Officer of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

         In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, the Company's Chairman and Mandeep K. Taneja, the Company's President, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of December 31, 2001, the investment amounted to $190,035 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of December 31, 2001 was $116,659, and is included in obligations to affiliates.

         Effective November 30, 2001, the Company sold all of the issued and outstanding shares of capital stock of Dynamic Life Korea, Ltd., a wholly-owned foreign subsidiary of the Company, to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sales price was based upon the estimated value of Dynamic Korea and was approved by unanimous vote of the Board of Directors of the Company. The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The note bears interest at 8.5% per annum. Principal and interest are payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. The note is secured by the business assets of Dynamic Korea.

         In December 2001, the Company transferred 225,000 of its shares of common stock of DrugMax in settlement of approximately $1.1 million of principal and interest due on notes payable to various unrelated third party note holders. This resulted in a book gain of approximately $300,000.

                           Part II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

         The Company is involved in pending litigation from U.S. Diversified Technologies, Inc., Paul Santostasi and Gerald Schmoling. Management believes that such claims are without merit and the litigation is being dealt with.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of the Stockholders of the Company was held on December 20, 2001. At the meeting, the following actions were taken by the shareholders:

         Jugal K. Taneja, Mandeep K. Taneja, Cani I. Shuman, Kotha S. Sekharam and Rakesh K. Sharma, M.D. were elected as Directors to the serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

                                     For           Against           Withheld
                                     ---           -------           --------

Jugal K. Taneja                   2,620,307           -0-              3,530
Mandeep K. Taneja                 2,622,640           -0-              1,197
Cani I. Shuman                    2,622,640           -0-              1,197
Kotha S. Sekharam                 2,622,640           -0-              1,197
Rakesh K. Sharma, M.D.            2,620,307           -0-              3,530

Item 5.  OTHER INFORMATION.

         In January 2002, the Company issued 10,000 shares of common stock of the Company. The 10,000 shares of common stock were issued in exchange for 10,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

        The following exhibits are filed with this report:

2.1 Stock Purchase Agreement dated November 16, 2001, fully executed on November 30, 2001, by and among Dynamic Health Products, Inc. and its foreign subsidiary, Dynamic Life Korea, Ltd., and Mr. Y.J. Lee. (1)

3.1 Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (2)

3.2 Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (3)

3.3 Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (4)

3.4 Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (4)
____________

        (1) Incorporated by reference to the Company's Current Report on Form 8-K/A, dated January 29, 2002, file number 0-23031, filed in Washington, D.C.

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

(b) Reports on Form 8-K.

        During the nine months ended December 31, 2001, the Company filed two reports on Form 8-K.

        Form 8-K dated November 30, 2001, filed December 11, 2001, with respect to the sale of Dynamic Life Korea, Ltd., a foreign subsidiary of the Company.

        Form 8-K/A dated January 29, 2002, filed January 29, 2002, with respect to the sale of Dynamic Life Korea, Ltd., a foreign subsidiary of the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             Dynamic Health Products, Inc.


Date: February 14, 2002                      By: /s/ Jugal K. Taneja
                                                --------------------
                                                Jugal K. Taneja
                                                Chairman of the Board and
                                                Chief Executive Officer


Date: February 14, 2002                      By: /s/ Cani I. Shuman
                                                -------------------
                                                Cani I. Shuman
                                                Chief Financial Officer


Date: February 14, 2002                      By: /s/ Mandeep K. Taneja
                                                ----------------------
                                                Mandeep K. Taneja
                                                President