Form 10KSB
period 2002-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2002-06-28
CIK 949925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission file number 0-23031

DYNAMIC HEALTH PRODUCTS, INC.
(Name of small business issuer in its charter)

Florida	34-1711778
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12399 Belcher Road South, Suite 160, Largo, Florida	33773
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 324-6667

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Capital Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Issuer’s revenues for its most recent fiscal year were $845,981.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant, cannot be determined. There is currently no established trading market for the common stock of the Company, and the shares are not presently listed, therefore aggregate market value cannot be determined.

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 24, 2002 was 3,072,141.

PART I

Item 1.    Business.

The Company’s executive offices are located at 12399 Belcher Road South, Suite 160, Largo, Florida 33773 and its telephone number is (727) 324-6667. References in this Annual Report on Form 10-KSB refer to Dynamic Health Products, Inc. and, as applicable, its subsidiaries as the “Company” or “Dynamic”, unless the context otherwise requires.

General

Dynamic Health Products, Inc., was incorporated on January 27, 1998, as a Florida corporation under the name Direct Rx Healthcare, Inc. In April 1998, its name was changed to Nu-Wave Health Products, Inc. and in August 1998, its name was changed to Dynamic Health Products, Inc.

The Company’s predecessor, Direct Rx, Inc., an Ohio corporation (“Direct Rx”), was formed in 1992. In September 1995, Direct Rx acquired an 80% interest in Nu-Wave Health Products, Inc., a Florida corporation (“Nu-Wave”), which manufactured non-prescription medications, nutritional supplements, and health and beauty care products. On July 1, 1997, Direct Rx acquired the remaining shares of Nu-Wave. In January 1998, Direct Rx changed its domicile from Ohio to Florida. After the domicile change, the Company changed its name to Direct Rx Healthcare, Inc., and later to Dynamic Health Products, Inc., its current name. After the domicile change, Nu-Wave was merged into the Company.

The Company is a “small business issuer” for purposes of disclosure and filings under the Securities Act of 1933 and the Securities Exchange Act of 1934.

The Company, through its wholly-owned subsidiaries, markets and distributes high-quality dietary supplements, over-the-counter drugs, and health and beauty care products. The Company’s core branded products focus on dietary supplements, and health and beauty care products that are in high demand, and that have potentially strong margins. The Company markets and distributes approximately 34 products packaged into approximately 67 SKUs.

The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. (“Energy Factors”), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc. and in September 2000, its name was changed to Go2Pharmacy, Inc. (“Go2”). Go2 creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. On November 7, 2000, the Securities and Exchange Commission declared Go2’s registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. In March 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. As of March 31, 2002, the Company held 340,016 shares of common stock of Go2.

In June 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. (“Becan”), incorporated in November 1996, in Ohio. Becan is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, the Company, through Becan, formed Discount Rx, Inc. (“Discount”), a Louisiana corporation. Discount is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan and Discount also provided distribution channels for the Company’s branded products. The Company subsequently sold Becan and its subsidiary, Discount, to DrugMax, Inc. (“DrugMax”), formerly DrugMax.com, Inc. and formerly Nutriceuticals.com, Inc., on November 26, 1999. As of March 31, 2002, the Company held 1,933,000 shares of common stock of DrugMax.

In September 1998, the Company acquired J.Labs, Inc. (“J.Labs”), incorporated in April 1997, as a Florida corporation. The operations of J.Labs consist of the procurement of trademarks and product rights for the Company’s branded products.

In September 1998, the Company formed Incredible Products of Florida, Inc., a Florida corporation, to market dietary supplements through distributors and radio infomercials. In May 1999, the Company formed Dynamic Life, Inc. (“Dynamic Life”), as a Florida corporation. In March 2000, Incredible was merged into Dynamic Life. Dynamic Life marketed dietary supplements, over-the-counter drugs, and health and beauty care products primarily through distributors and through direct marketing to consumers. The operations of Dynamic Life are now carried out through Herbal Health Products, Inc.

In December 1998, the Company formed Herbal Health Products, Inc. (“Herbal”), as a Florida corporation. Herbal acquired the Florida operations of a Colorado company which markets dietary pet supplements primarily to Veterinarians. In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company. Herbal continues to market dietary supplements and over-the-counter drugs for human consumption, and health and beauty care products, primarily to mass retail outlets by its in-house sales force, through distributors and through direct marketing to consumers.

In February 2000, through Dynamic Life, the Company formed Dynamic Life Asia, LLC (“Dynamic Asia”), a Florida limited liability company. Also in February 2000, through Dynamic Asia, the Company formed Dynamic Life Korea Ltd. (“Dynamic Korea”), a Korean corporation, to market dietary supplements primarily through distributors and through direct marketing to consumers. The Company subsequently sold Dynamic Korea in November 2001.

Marketing and Sales

The Company’s products are marketed directly to its wholesale and retail customers by the Company’s in-house salespeople. The Company distributes wholesale dietary supplements, over-the-counter drugs, and health and beauty care products to independent pharmacies, regional and national chain drugstores, mail order facilities, mass merchandisers, deep discounters and brokers. The Company’s dietary supplements, over-the-counter drugs, and health and beauty care products are also marketed directly to consumers by the Company’s in-house salespeople, through distributors, through direct mail and through infomercials.

Competition

The wholesale, retail and distribution industries in which the Company operates are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company in its distribution, wholesaling and retailing businesses.

The Company’s branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than those of the Company.

The Company competes on the basis of product quality, competitive pricing, its ability to develop new product lines and customer service. The Company’s ability to compete favorably with its competitors with respect to its branded products will depend primarily upon its development of brand recognition across multiple distribution channels, its ability to quickly develop new products with market potential, to successfully advertise, market and promote its products, as well as its product quality and the development of a strong and effective distribution network.

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2002, the Company had no backlog sales orders.

Product Development

Generally, the more novel and unique the Company’s products are, the greater the profit margins. The Company, along with product development teams, works closely with its customers to understand their needs, their strengths and their objectives to be met, thus involving the team to create products with more unique sales points. The Company’s response time in developing its own proprietary products is critical and enables the Company to take advantage of consumer trends and preferences.

Research and Development

The Company contracts research and development primarily through its affiliate, Go2, where Dr. Sekharam, the President of Go2 and a Director of the Company, provides guidance and direction for Go2’s research and development team. Nutritional information, as well as label requirements, are prepared by Go2’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged directly to expense as incurred.

Trademarks

The Company has applied for various federally registered trademarks. The Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products.

The Company’s policy is to pursue registrations of all the trademarks associated with its key products. The Company relies on common law trademark rights to protect its unregistered trademarks. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Furthermore, the protection available, if any, in foreign jurisdictions may not be as extensive as the protection available to the Company in the United States.

Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, there can be no assurance that third parties will not assert intellectual property infringement claims against the Company. Any infringement claims by third parties against the Company may have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Principal Suppliers and Sources of Supply

The Company obtains all of its products from third party suppliers. Many of the raw materials used in the Company’s products are harvested internationally. The Company does not have contracts with any suppliers committing such suppliers to provide materials required for the production of its products. There can be no assurance that suppliers will provide products needed by the Company in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, it is also subject to delays caused by interruption in production of materials based on conditions not within its control. Such conditions include job actions or strikes by employees of suppliers, weather, crop conditions, transportation interruptions and natural disasters or other catastrophic events. The inability of the Company to obtain adequate supplies of its products at favorable prices, or at all, could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Quality Control

The Company’s products are manufactured in accordance with the Good Manufacturing Practices (“GMP’s”) prescribed by the FDA, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company places special emphasis on quality control. See “Business—Government Regulation” below.

Government Regulation

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous government agencies, the most active of which are the U.S. Food and Drug Administration (the “FDA”), which regulates the Company’s products under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) and

regulations promulgated thereunder and the U.S. Federal Trade Commission (“FTC”) which regulates the advertising of the Company’s products under the Federal Trade Commission Act (“FTCA”). The Company’s products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”) and Occupational Safety and Health Act (“OSHA”). The manufacture, labeling and advertising of the Company’s products are also regulated under the Federal Occupational Safety and Health Act and by various state and local agencies as well as each foreign country to which the Company distributes its products.

The regulation of dietary supplement labeling claims by the FDA is governed by the FFDCA and the Dietary Supplement Health and Education Act of 1994 (“DSHEA”). Under Section 6 of the DSHEA, structure/function claims are permitted in dietary supplement labeling without prior authorization by the FDA, provided that the manufacturer has substantiation for the claims and complies with certain notification and disclaimer requirements. The DSHEA amended the FTCA and set up a new framework for FDA regulation of dietary supplements. It also created an office in the National Institutes of Health to coordinate research on dietary supplements, and it called on President Clinton to set up an independent dietary supplement commission to report on the use of claims in dietary supplement labeling. In passing the DSHEA, Congress recognized first, that many people believe that dietary supplements offer health benefits and second, that consumers want a greater opportunity to determine whether supplements may help them. The law essentially gives dietary supplement manufacturers freedom to market more products as dietary supplements and provide information about their products’ benefits.

Traditionally, the term “dietary supplements” referred to products made of one or more essential nutrients, such as vitamins, minerals and protein. But DSHEA broadened the definition to include, with some exceptions, any product intended for ingestion as a supplement to the diet. This includes vitamins, minerals, herbs, botanicals, and other plant-derived substances, amino acids and concentrates, metabolites, constituents and extracts of these substances. DSHEA requires manufacturers to include the words “dietary supplement” on product labels. Also, commencing in March 1999, a “Supplement Facts” panel is required on the labels of most dietary supplements. The substantial majority of the products marketed by the Company are regulated as dietary supplements under the FDCA.

The FDA oversees product safety, manufacturing and product information, such as claims in a product’s labeling, package inserts, and accompanying literature. One of the most important functions of the FDA relates to drugs. A drug, which sometimes can be derived from plants used as traditional medicine, is an article that, among other things, is intended to diagnose, cure, mitigate, treat, or prevent diseases. Before marketing, drugs must undergo clinical studies to determine their effectiveness, safety, possible interactions with other substances, and appropriate dosages; the FDA must review this data and authorize the drugs’ use before they are marketed.

The FDA does not authorize, endorse, or test dietary supplements; however, a product sold as a dietary supplement and touted in its labeling as a new treatment or cure for a specific disease or condition would be considered an unauthorized—and thus illegal—drug. Labeling changes consistent with the provisions in DSHEA would be required to maintain the product’s status as a dietary supplement.

As with food, federal law requires manufacturers of dietary supplements to insure that the products they put on the market are safe. Dietary supplement manufacturers wanting to market a new ingredient (that is, an ingredient not marketed in the United States before 1994) have two options. They can first submit to the FDA, at least 75 days before the product is expected to go to market, information that supports their conclusion that the new ingredient can reasonably be expected to be safe, meaning that the new ingredient does not present a significant or unreasonable risk of illness or injury under conditions of use recommended in the product’s labeling. The information the manufacturer submits becomes publicly available 90 days after the FDA receives it. The second option for manufacturers is that they petition the FDA to establish the condition under which the new dietary ingredient would reasonably be expected to be safe.

Under DSHEA and previous food labeling laws, supplement manufacturers are permitted to use, when approved by the FDA, three types of claims: nutrient-content claims, disease claims, and nutrition-support claims, which include “structure-function claims.” Nutrient-content claims describe the level of a nutrient in a food or dietary supplement. For example, a supplement containing at least 200 mg of calcium per serving could carry the claim “high in calcium.” A supplement with at least 12 mg per serving of Vitamin C could state on its label, “excellent source of Vitamin C.”

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

Claims can also refer to the supplement’s effect on the body’s structure or function, including its overall effect on a person’s well being. These are known as structure-function claims. Examples of structure-function claims are: “calcium builds strong bones,” “antioxidants maintain cell integrity,” “fiber maintains bowel regularity.”

Under DSHEA, manufacturers are also permitted to use structure-function claims without FDA authorization. These claims are based on the manufacturer’s review and interpretation of scientific literature. Like all label claims, structure-function claims must be true and not misleading. Structure-function claims must be accompanied by the disclaimer “This statement has not been evaluated by the Food and Drug Administration. This product is not intended to diagnose, treat, cure, or prevent any disease.” Manufacturers who plan to use a structure-function claim on a particular product must inform the FDA of the use of the claim no later than 30 days after the product is first marketed. The manufacturer must be able to substantiate its claim. If the submitted claims promote the product as drugs instead of supplements, the FDA can advise the manufacturer to change or delete the claim.

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

Claims made for the Company’s dietary supplement products may include statements of nutritional support and health and nutrient content claims when authorized by the FDA or otherwise allowed by law. The FDA’s interpretation of what constitutes an acceptable statement of nutritional support may change in the future thereby requiring that the Company revise its labeling. The FDA recently issued a proposed rule on what constitutes permitted structure/function claims as distinguished from prohibited disease claims. Although the Company believes its product claims comply with the law, depending on the content of the final regulation, it may need to revise its labeling.

The FDA issued final dietary supplement labeling regulations in 1997 that required a new format for product labels and necessitated revising dietary supplement product labels. All companies in the dietary supplement industry were required to comply with these labeling regulations in March 1999. The FDA has also announced that it is considering promulgating new GMP’s, specific to dietary supplements. Such GMP’s, if promulgated, may be significantly more rigorous than currently applicable GMP requirements and contain quality assurance requirements similar to GMP requirements for drug products. Therefore, the Company may be required to expend additional capital resources on product labeling in the future in order to comply with the law. The failure of the Company to comply with applicable FDA regulatory requirements could result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.

The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

The Company’s advertising of its dietary supplement products is subject to regulation by the FTC under the FTCA. The FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products.

In recent years the FTC has initiated numerous investigations of dietary supplement and weight loss products. The FTC is reexamining its regulation of advertising for dietary supplements and has announced that it may issue a guidance document to assist supplement marketers in understanding and complying with the substantiation requirement. Upon release of this guidance document the Company will be required to evaluate its compliance with the guideline and may be required to change its advertising and promotional practices. The Company may be the subject of investigation in the future. The FTC may impose limitations on the Company’s advertising of its products. Any such limitations could materially adversely affect the Company’s ability to successfully market its products.

The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory processes, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts and such other relief as may be deemed necessary. A violation of such orders could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

Advertising, labeling, sales and manufacturing of dietary supplements and conventional foods are also regulated by state and local authorities. There can be no assurance that state and local authorities will not commence regulatory action, which could restrict the permissible scope of the Company’s product claims or its ability to sell in that state.

Governmental regulations in foreign countries where the Company may commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of the Company’s products. Compliance with such foreign governmental regulations is generally the responsibility of the Company’s distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

The Company may be subject to additional laws or regulations by the FDA or other federal, state or foreign regulatory authorities, the repeal of laws or regulations which the Company considers favorable, such as the Dietary Supplement Health and Education Act of 1994, or more stringent interpretations of current laws or regulations, from time to time in the future. The Company is unable to predict the nature of such future laws, regulations, interpretations or applications, nor can it predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, imposition of additional record keeping requirements, expanded documentation of the properties of certain products, expanded or different labeling and scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

In house training is provided to all applicable employees to ensure compliance with regulations. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements. The Company believes that it is substantially in compliance with all FDA record keeping and reporting requirements and all environmental regulations affecting the Company.

Employees

As of June 24, 2002, the Company had nine full-time employees. Of such employees, four were engaged in marketing and sales, one was devoted to warehousing and distribution and four were responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company. Each of the employees are eligible for grant of stock options in accordance with the provisions of the Company’s 1999 Stock Option Plan, as determined by the Administrator of the Plan.

In March 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Option Plan, which has been approved by the Company’s shareholders. The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase up to an aggregate of 1,500,000 shares of common stock.

Sale of Subsidiary

Effective November 30, 2001, the Company sold its foreign subsidiary, Dynamic Korea to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The note bears interest at 8.5% per annum. Principal and interest are payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. The note is secured by the business assets of Dynamic Korea.

Cautionary Statements for Purposes of The “Safe Harbor” Provisions of The Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 (the “Act”) provides a “safe harbor” for “forward-looking statements” to encourage companies to provide prospective information, so long as such information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the forward-looking statement(s). The Company desires to take advantage of the safe harbor provisions of the Act.

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2002, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

In addition, representatives of the Company may, from time to time, participate in speeches and calls with market analysts, conferences with investors and potential investors in the Company’s securities, and other meetings and conferences. Some of the information presented in such speeches, calls, meetings and conferences may be forward-looking within the meaning of the Act.

It is not reasonably possible to itemize all of the many factors and specific events that could affect the Company and/or the Company’s industry as a whole. In some cases, information regarding certain important factors that could cause actual results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company may appear or be otherwise conveyed together with such statements. The following additional factors (in addition to other possible factors not listed) could affect the Company’s actual results and cause such results to differ materially from those projected, forecasted, estimated, budgeted or otherwise expressed in forward-looking statements made by or on behalf of the Company.

        Government Regulation.    The packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are all subject to extensive regulation by numerous federal, state and other government agencies. Because of the broad language of the laws applicable to the Company’s business, it is difficult for the Company to remain in strict compliance. If the Company fails to or is unable to comply with applicable laws and governmental regulations, the Company’s business could be adversely affected. See “Business—Government Regulation.”

Possible Adverse Publicity.    The Company is dependent on consumers’ perceptions and may be adversely affected by publicity associated with illness or other adverse effects from the consumption of its products (or similar products distributed by other companies) and future reports of research that are perceived as less favorable or that question earlier research. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. The Company is highly dependent upon consumers’ perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that those products may be harmful or questioning their efficacy could adversely effect the Company regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

Exposure to Product Liability.    The Company faces an inherent risk of exposure to product liability claims in the event that the use of its products results in injury. Management believes that the Company has adequate insurance, but if it does not, product liabilities relating to its products could adversely affect the Company. Although many of the ingredients in the Company’s products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of its products contain ingredients for which no such history exists. In addition, although management believes all of the Company’s products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients in concentrated form. Accordingly, the Company cannot assure that its products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims that could adversely affect the Company.

Importance of Development of New Products.    Products currently experiencing strong popularity and rapid growth may not maintain their sales over time. As a result, it will be important for the Company to be able to develop new products. The Company cannot assure that its efforts to develop new products will be successful.

Competition.    The dietary supplement industry is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution, marketing and other resources than the Company, compete with us in the development and marketing of dietary supplements. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements offered by health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. See “Business—Competition.”

Principal Suppliers and Sources of Supply.    The Company depends on third-party suppliers to provide its products. Many of the raw materials used in its products are harvested internationally. The Company cannot assure that suppliers will provide the products needed in the quantities requested or at a price the Company is willing to pay. Because the Company does not control the actual production of these products, delivery to the Company is also subject to delays caused by interruption in production of products based on conditions not within the control of the Company. The Company’s inability to obtain adequate supplies of products at favorable prices, or at all, could adversely affect the Company’s business.

Limited Trademark Protection: No Patents.    The Company’s policy is to pursue registrations for all of the trademarks associated with its key proprietary products. The Company relies on common law trademark rights to protect its unregistered trademarks as well as its trade dress rights. Common law trademark rights generally are limited to the geographic area in which the trademark is actually used, while a United States federal registration of a trademark enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. The Company intends to register its trademarks in certain foreign jurisdictions where its products are sold. However, the protection available, if any, in such jurisdictions may not be as extensive as the protection available to the Company in the United States. Also, because the Company has no patents on its proprietary products, another company may replicate them.

Infringement on Intellectual Property Rights of Others.    Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, the Company cannot assure that third parties will not assert intellectual property claims against the Company. Infringement claims by third parties against the Company may have a material adverse affect on the Company.

Concentration of Customers.    For the year ended March 31, 2002, 68% of consolidated revenue was received from one customer, representing a concentration of credit risk. If the Company’s major customer substantially reduced its volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel.    As a small company with only nine employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

Growth Management.    The Company believes that continued growth may strain its management, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers the Company intends to increase its workforce. The Company’s ability to manage further growth depends in part upon its ability to expand its operating, management, information and financial systems, which may significantly increase its future operating expenses. The Company cannot assure that its business will grow in the future or that it will be able to effectively manage its growth.

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

Acquisitions involve numerous risks, including the risk that the acquired business will not perform in accordance with expectations, difficulties in the integration of the operations and products of the acquired businesses with the Company’s business, the diversion of management’s attention from other aspects of the Company’s business, the risks associated with entering geographic and product markets in which the Company has limited or no direct prior experience, and the potential loss of key employees of the acquired business arising out of such acquired business. Future acquisitions would likely require additional financing, which would likely result in an increase in the Company’s indebtedness or the issuance of additional capital stock, which may be dilutive to the Company’s shareholders.

Provisions on the Payment of Dividends.    The Company has not declared cash dividends on its common stock and the Company does not anticipate paying cash dividends in the foreseeable future.

Anti-Takeover Provisions.    Certain provisions of the Company’s Articles of Incorporation (the “Articles”) and Bylaws (the “Bylaws”), certain sections of the Florida Business Corporation Act, and the ability of the Board of Directors to issue shares of preferred stock and to establish the voting rights, preferences and other terms may be deemed to have an anti-takeover effect and may discourage takeover attempts not first approved the Company’s Board of Directors, including takeovers which shareholders may deem to be in their best interests.

Control by Certain Stockholders.    Directors, executive officers and related family members beneficially own approximately 55.1% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disasters.    The Company’s facility is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

Future Plans

Management of the Company is considering acquiring distribution and marketing companies. In order to accomplish its future plans, the Company is considering raising capital either through private placement or an initial public offering. In May 2002, the Company filed Form 211, under the U.S. Securities and Exchange Commission Rule 15c2-11, to apply with NASD Regulation for listing of its common stock on the OTC Bulletin Board. The application is currently pending. There are no guarantees that the application will be approved.

Item 2.    Properties.

Effective March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., an affiliate of the Company, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for offices, warehousing and shipping operations. The facility is leased for a term of approximately one year, ending on March 31, 2003. The lease contains an option to continue the lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004. The rental under the lease is $33,384 annually.

From December 2000 through March 2002, the Company leased approximately 3,300 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for offices, warehousing and shipping operations. The facility was leased on a month-to-month basis. The rental under the lease was $1,366 per month subject to monthly adjustment for shared property operating expenses.

On October 1, 1999, the Company entered into a triple-net lease agreement with Go2, an affiliate of the Company, whereby Go2 agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Go2’s corporate headquarters and also serves as part of Go2’s offices, manufacturing, warehousing and shipping operations.

In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space in Seoul, South Korea. The office lease was for approximately 4,700 square feet of space and was for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, a seminar room of approximately 800 square feet was leased for a one year period at a monthly rental amount of $868. In January 2001, housing space of approximately 900 square feet was leased for a four month plus thirteen day period, at a monthly rental amount of $2,605. Upon termination of this lease, the Company did not continue to lease housing space.

In the judgment of management, the leases described above reflect rent at current fair market value.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of March 31, 2002, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $1,423,019.

Item 3.    Legal Proceedings.

On March 20, 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc. (“USDTI”), the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi.

The Company is involved in litigation from Gerald Schmoling, a former President of a subsidiary of the Company. Management believes that such claim is frivolous and the litigation is being dealt with.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is not traded or listed on the OTC Bulletin Board or The Nasdaq Stock Market or any successor stock exchange or market and there is currently no established trading market for its common stock.

As of June 24, 2002, there were approximately 393 stockholders of the Company’s common stock.

In January 2002, the Company issued 10,000 shares of common stock of the Company. The 10,000 shares of common stock were issued in exchange for 10,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

In February 2002, the Company issued 125,000 new shares of Company common stock to an investor, in exchange for the transfer of 125,000 shares of common stock of DrugMax.

In March 2002, the Company agreed to repurchase 310,000 shares of its Series A Convertible Preferred stock from U.S. Diversified Technologies, Inc., in exchange for the transfer of 287,500 shares of its investment in common stock of DrugMax.

Historically, the Company has not declared or paid any cash dividends on its common stock. Any future determination to pay dividends on its common stock will depend upon the Company’s results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the Company’s Board of Directors.

Item 6.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

The Company derives its revenues from developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits.

Cost of goods sold is comprised of direct product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support the warehousing of product and other warehousing overhead. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consist primarily of interest expense associated with borrowings to finance capital and other working capital needs.

In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company’s products to distributors in Korea. Dynamic Korea commenced its operations in April 2000. In November 2001, the Company subsequently sold Dynamic Korea. The consolidated financial statements for the year ended March 31, 2002 reflect the loss from discontinued operations for Dynamic Korea for the period from January 1, 2001 through November 30, 2001, the date of sale. The consolidated financial statements for the year ended March 31, 2001 include the results of operations of Dynamic Korea for the period from April 1, 2000 through December 31, 2000, since Dynamic Korea has a year end of December 31.

In November 2000, the Securities and Exchange Commission declared Go2’s registration of 1,000,000 shares of its common stock to be effective. Go2 was a significant subsidiary of the Company and is a manufacturer of non-prescription dietary supplements, and health and beauty care products. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2’s initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. The consolidated financial statements for the year ended March 31, 2001 include the results of operations for Go2 from April 1, 2000 through November 7, 2000.

Results of Operations

Fiscal Year Ended March 31, 2002 Compared To Fiscal Year Ended March 31, 2001

Revenues.    The Company generated revenues of $846,000 for the year ended March 31, 2002, a decrease of $5.6 million or 86.9%, compared to $6.4 million for the year ended March 31, 2001. Distribution revenues decreased $3.3 million, or 79.8%, to $846,000 for the year ended March 31, 2002, compared to $4.2 million for the year ended March 31, 2001. The decrease was primarily attributable to the absence of revenues associated with Dynamic Korea, the Company’s foreign distribution subsidiary, due to the sale of Dynamic Korea in November 2001. Manufacturing revenues were $2.2 million for the year ended March 31, 2001. There were no manufacturing revenues for the year ended March 31, 2002 due to the November 7, 2000 spin-off of Go2, the Company’s manufacturing subsidiary.

Gross profit.    The Company achieved gross profits of $578,500 for the year ended March 31, 2002, a decrease of $2.1 million or 78.5%, compared to $2.7 million for the year ended March 31, 2001. Gross margin, as a percentage of revenues, increased from 41.9% for the year ended March 31, 2001 to 68.4% for the year ended March 31, 2002. Distribution gross profit decreased $1.8 million, or 75.3%, to $578,500 for the year ended March 31, 2002, as compared to $2.3 million for the year ended March 31, 2001. For the year ended March 31, 2002, distribution gross margin increased to 68.4%, from 56.0% for the year ended March 31, 2001. The increase was primarily attributable to increased revenues and related cost of goods sold associated with Herbal, which yield higher gross margins than that of Dynamic Korea, whose revenues and related cost of goods sold were reflected in the year ended March 31, 2001. Manufacturing gross profit was $349,300 for the year ended March 31, 2001. There was no manufacturing gross profit for the year ended March 31, 2002 due to the November 7, 2000 spin-off of Go2.

Operating expenses.    The Company incurred operating expenses of $2.2 million for the year ended March 31, 2002, compared to $3.6 million for the year ended March 31, 2001. These costs include various selling, general and administrative expenses that consist primarily of advertising and promotional expenses; personnel costs related to general management functions, sales and general office, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, and other indirect operating expenses of $1.1 million. Additionally, operating expenses include costs for amortization of $1,200, depreciation of $84,700, bad debt expense of $839,500, and an impairment of intangible assets charge of $95,100, net of amortization expenses. The special charge for impairment of intangible assets was made after managements’ assessment of the acquired goodwill arising from the acquisition of certain assets associated with Dynamic Life in 1998. As a result of managements’ analysis and using the best information available, an impairment charge was recorded for the year ended March 31, 2002. The 39.5% decrease in operating expenses for the year ended March 31, 2002, from those of March 31, 2001, was primarily due to the absence of operating expenses associated with Go2, subsequent to November 7, 2000, and the absence of operating expenses associated with Dynamic Korea for the year ended March 31, 2002, and was partially offset by the impairment of intangible assets, the write off of other receivables, an increase in rents, as well as increased payroll expenses and costs associated with fringe benefits to support our increased net sales associated with Herbal, and the Company’s growth. As a percentage of sales, operating expenses increased to 256.5% for the year ended March 31, 2002, from 55.8% for the year ended March 31, 2001.

Interest income (expense), net.    Interest expense, net of interest income, decreased $260,400 to $31,700 for the year ended March 31, 2002, from $292,100 for the year ended March 31, 2001. The decrease in interest expense, net of interest income, for the year ended March 31, 2002, was primarily a result of the satisfaction of various outstanding obligations, and the absence of interest expense associated with Go2 for the year ended March 31, 2002 due to the November 7, 2000 spin-off of Go2.

Income taxes.    The Company had an income tax benefit of $765,500 for the year ended March 31, 2002, primarily associated with its use of a net operating loss carryback and the write off of uncollectible other receivables. For the year ended March 31, 2001, the Company had an income tax benefit of $1.1 million, primarily associated with its use of a net operating loss carryback, the tax loss associated with the sale of equity securities, and the decline in market value of marketable equity securities.

Discontinued operations.    The Company had a gain on the November 2001 sale of its foreign distribution subsidiary, Dynamic Korea of $985,700, net of income taxes of $594,200, and a loss from the operations of Dynamic Korea of $473,200 for the period from January 1, 2001 through November 30, 2001.

Net income per share.    Net income per share for the year ended March 31, 2002 was $0.35, compared to $0.10 per share for the year ended March 31, 2001. For the year ended March 31, 2002, net income per share before discontinued operations amounted to $0.18 per share and net income per share from discontinued operations amounted to $0.17 per share.

Inflation; Seasonality.    Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

The Company historically has financed its operations through available borrowings under its credit line facilities, loans from within the Company, the sale of equity securities issued by the Company and the sale of its subsidiary, Becan. The Company had working capital of $430,100 at March 31, 2002 and working capital of $1.3 million at March 31, 2001.

Net cash used in operating activities was $302,400 for the year ended March 31, 2002, as compared to net cash used in operating activities of $653,400 for the year ended March 31, 2001. The usage of cash was primarily attributable an increase in accounts receivable of $14,100, an increase in inventories of $44,200, a decrease in accrued expenses of $1,900, a decrease in accrued income taxes of $55,000, and a decrease in deferred income taxes of $116,400, partially offset by a decrease in amounts due to/from affiliates, net of $220,700, a decrease in prepaid expenses of $32,900, a decrease in other current assets of $168,400, a decrease in other assets of $32,500, an increase in accounts payable of $148,700, and an increase in other payables of $55,500.

Net cash used in investing activities was $124,600, representing proceeds from the sale of marketable equity securities of $2,400, proceeds from related party receivables of $27,000, partially offset by purchases of property and equipment of $11,400, cash transferred with the sale of Dynamic Korea of $6,600, and the purchase of an investment in common stock of $136,000.

Net cash provided by financing activities was $13,500, representing proceeds from the issuance of long-term obligations of $16,000 and proceeds from the issuance of related party obligations of $41,400, partially offset by repayments of long-term obligations of $43,800.

At March 31, 2002, the Company had $717,700 in cash and cash equivalents, as compared to $1.1 million at March 31, 2001.

Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

On October 1, 1999, the Company entered into a triple-net lease agreement with Go2, whereby Go2 agreed to lease the Company’s land and building situated in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax. The Company received 2,000,000 shares of restricted common stock of DrugMax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and was included in amounts due from affiliate as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of March 31, 2002. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

In April 2000, Dynamic Korea entered into various lease agreements to lease certain office, seminar room and housing space. The office lease was for a one year period at a monthly rental amount of $14,309. In May 2001, the lease was renewed for a one year period. In August 2000, the seminar room was leased for a one year period at a monthly rental amount of $868. In January 2001, the housing space was leased for a four month plus thirteen day period at a monthly rental amount of $2,605. Upon termination of this lease, the Company did not continue to lease housing space.

In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc. (“Vertical”), formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 4.5% of the issued and outstanding common stock of Vertical. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note was in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest were payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note was in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest were payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments were to be made monthly in the amount of $12,372.99 per month until the note was paid in full. The notes are secured by the business assets of Vertical. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest shall be due and payable on or before one year of the date of the note addendum or upon the completion of an initial public offering of common stock of Vertical. Interest is now due and payable on the last day of each month at the rate of

10% per annum on the remaining principal balances. As of March 31, 2002, the outstanding principal balance on the notes was $419,248 and is included in notes receivable from affiliate(s). The sale of substantially all of Herbal’s assets relating to the distribution of veterinary products resulted in a realized gain of $365,735 to the Company for the year ended March 31, 2001.

In November 2000, the Securities and Exchange Commission declared Go2’s registration of 1,000,000 shares of its common stock to be effective. The registration was affected through the filing of Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission. Go2’s initial public offering, pursuant to its registration, was successfully completed on November 14, 2000. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. In conjunction with the offering, 1,000,000 shares of common stock, $.01 par value, of Go2 were sold to the public for net proceeds of $6,655,705 to Go2. Simultaneously with and conditioned upon the offering, Go2 acquired the Delaware corporation, Go2Pharmacy.com, Inc., in exchange for 3,000,000 shares of its common stock. On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. This distribution resulted in a recognized gain of $1,089,836 to the Company for the year ended March 31, 2001.

At November 7, 2000, the Company held 150,000 shares of redeemable series A preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable series A preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable series A preferred stock for a total sales price of $100,000, to JB Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. This resulted in a realized gain of $100,000 to the Company for the year ended March 31, 2001. As of March 31, 2002, the outstanding principal balance on the note was $19,903.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s President, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of March 31, 2002, the investment amounted to $180,863 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment was $63,977 as of March 31, 2002 and is included in obligations to affiliates.

Effective November 30, 2001, the Company sold all of the issued and outstanding shares of capital stock of Dynamic Life Korea Ltd., a wholly-owned foreign subsidiary of the Company, to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sales price was based upon the estimated value of Dynamic Korea and was approved by unanimous vote of the Board of Directors of the Company. The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The note bears interest at 8.5% per annum. Principal and interest are payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. As of March 31, 2002, no payments have been received. The note is secured by the business assets of Dynamic Korea.

In December 2001, the Company transferred 225,000 of its shares of its investment in common stock of DrugMax in settlement of approximately $1.1 million of principal and interest due on notes payable to various unrelated third party note holders. This resulted in a book gain of approximately $300,000 for the year ended March 31, 2002.

In January 2002, the Company issued 10,000 shares of common stock of the Company. The 10,000 shares of common stock were issued in exchange for 10,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

In February 2002, the Company issued 125,000 new shares of Company common stock to an investor, in exchange for 125,000 shares of common stock of DrugMax.

On March 20, 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc., the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. This exchange resulted in a recorded gain of $83,344 to the Company. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Go2, whereby the Company, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for offices, warehousing and shipping operations. The facility is leased for a term of approximately one year, ending on March 31, 2003. The lease contains an option to continue the lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The rental under the lease is $2,782 per month.

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

Item 8.    Changes in and Disagreement With Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9.    Directors, Executive Officers, Promotors and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Jugal K. Taneja	58	Chairman of the Board and Director	1992

Mandeep K. Taneja	28	President and Director	2000

Cani I. Shuman	45	Chief Financial Officer, Secretary, Treasurer and Director	2001

Kotha S. Sekharam, Ph.D.	51	Director	1995

Rakesh K. Sharma, M.D.	45	Director	1999

Morton L. Stone	71	Director	2002

Pursuant to the Company’s bylaws, each director serves for a term of one year and until his successor is duly qualified. Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of the directors and executive officers of the Company also serve in various capacities with subsidiaries of the Company. Mandeep K. Taneja is the adult son of Jugal K. Taneja. There are no other family relationships among any of the Company’s other directors and executive officer.

Background of Executive Officers and Directors

Jugal K. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Chairman of the Board of DrugMax, Inc., and since October 2000 has served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a business to business wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as a director of Go2Pharmacy, Inc., a publicly-held company that manufactures and distributes nutritional and health products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

Mandeep K. Taneja has served as a director of the Company and as the Company’s President since November 2000. Prior to that he served as President of the Company’s subsidiary, Dynamic Life, Inc. since June 2000. In addition, he served as Director of Finance for Dynamic Life Korea Ltd. from April 2000 until November 2000. He was also employed as an associate of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. from July through October 2000. Mr. Taneja holds a Bachelor of Arts degree in political science from the University of Rochester as well as Management Certificates in marketing and organizational behavior. He also holds a Juris Doctorate from the University of Miami and is an attorney. Mr. Taneja is the son of Jugal K. Taneja.

Cani I. Shuman has served as a director of the Company since August 2001 and has served as the Company’s Chief Financial Officer since November 2000. Ms. Shuman has served as the Company’s Secretary and Treasurer since April 2000, and was Corporate Controller of the Company from February 1999 through November 2000. Prior to that she served as Chief Financial Officer of the Company since January 1998. Prior to her employment with the Company in January 1998, she was employed in public accounting with Hacker, Johnson, Cohen & Grieb, PA, and Copeland and Company, CPAs since January 1994. Prior to that, she held accounting positions in private industry. Ms. Shuman is a certified public accountant and holds a B.S. degree in Accounting from the University of South Florida.

Dr. Kotha S. Sekharam has served as a director of the Company since June 1996 and served as the Company’s President from June 1996 through November 2000. Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc., and served as its President from June 1996 through March 1998, and served as Nu-Wave’s Vice President from September 1995 until June 1996. The Company acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, acquired by the Company in June 1998. Dr. Sekharam is also President of Go2Pharmacy, Inc., a public company operating as a private label manufacturer of dietary supplements, over-the-counter drugs, and health and beauty care products. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

Rakesh K. Sharma, M.D. became a director of the Company in March 1999. Dr. Sharma is a cardiologist and is a member of the medical staff of several hospitals in the Tampa Bay, Florida area and is a director of Eonnet Media, Inc.

Morton L. Stone became a director of the Company in February 2002. He was a partner in Ulmer & Berne, LLP, a Cleveland, Ohio based law firm, until his retirement in December 1997. Mr. Stone’s field of concentration was in business and corporate law. Since that time, he has provided business consulting services. He received undergraduate and law degrees from Case Western Reserve University.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s common stock is not traded or listed on the OTC Bulletin Board or The Nasdaq Stock Market or any successor stock exchange or market and there is currently no established trading market for its common stock. None of the Company’s directors or officers and no person who was the beneficial owner of more than ten percent of the Company’s common stock has filed a Form 3 as required by Section 16(a) of the Securities And Exchange Act of 1934.

Item 10.    Executive Compensation

SUMMARY COMPENSATION TABLE

		Annual Compensation(1)
Name and Principal Position	Year	Salary($)	Bonus($)
Jugal K. Taneja, Chairman(2)	2002	$240,000	$10,000
	2001	$240,000	$10,000
	2000	$240,000	$-0-

Mandeep K. Taneja, President	2002	$60,000	$5,000
	2001	$60,000	$-0-

(1)
The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.

(2)	Mr. Taneja served as the Company’s Chief Executive Officer until June 1998 and from November 1999 until February 2002.

Historically, no director of the Company received any compensation or other remuneration for serving on the Board of Directors, except for the reimbursement for reasonable expenses incurred in attending meetings of the Company’s Board of Directors. Commencing March 1999, the Company paid each non-employee director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attend at least three meetings during the year. Commencing April 2001, the Company paid each director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attend at least three meetings during the year. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director.

Employment Agreements

On March 15, 1999, the Company entered into an Employment Agreement with Jugal Taneja for a term of three years which renews automatically for successive periods of one year after its expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. Mr. Taneja’s employment agreement was amended in January 2000, subsequent to his appointment as Chief Executive Officer of the Company. The annual salary payable under the agreement was $240,000 plus an annual bonus at the discretion of the Board of Directors. The employment agreement was terminated effective January 1, 2002, at which time the Company entered into a Consulting Agreement with Mr. Taneja. In February 2002, Mr. Taneja resigned his position as Chief Executive Officer of the Company and remains Chairman of the Board.

The Company is in the process of negotiating employment contracts with Mandeep Taneja and Cani Shuman.

Consulting Agreement

Jugal K. Taneja has been a valuable employee of the Company and management of the Company realized that Mr. Taneja has demonstrated a keen understanding of the Company’s operations, such that it is desirable to retain Mr. Taneja’s services under a consulting agreement. On February 14, 2002, the Company entered into a Consulting agreement with Jugal K. Taneja, to reflect his current position as a consultant to the Company. During the three year term of the Consulting Agreement, commencing January 1, 2002, Mr. Taneja shall be deemed to be an independent contractor and is free to devote his time, energy and skill to any such person, firm or company as he deems advisable. Annual compensation payable under the agreement is $240,000, as consideration for the services to be rendered under the agreement. The agreement contains confidentiality and non-compete provisions.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information, as of June 24, 2002 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Jugal K. Taneja(3)	1,172,927	38.2%
Common	Manju Taneja(4)	432,851	14.1%
Common	William L. LaGamba(5)	435,000	14.2%
Common	Michele LaGamba(6)	435,000	14.2%
Common	Mandeep K. Taneja	369,999	12.0%
Common	Mihir K. Taneja	369,999	12.0%
Common	Kotha S. Sekharam, Ph.D.(7)	115,616	3.8%
Common	Morton L. Stone 1080 Peppertree Lane, #302 Sarasota, FL 34242	33,333	1.1%
Common	Cani I. Shuman	-0-	-0-
Common	Rakesh K. Sharma, M.D. 1107 S. Myrtle Avenue Clearwater, FL 33756	-0-	-0-
Common	All officers and directors as a group (6 persons)	1,691,875	55.1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Dynamic Health

Products, Inc. at 12399 Belcher Road South, Suite 160, Largo, FL 33773.
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

(3)
Includes 413,185 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s wife, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 670,076 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd.

(4)
Includes 19,666 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 670,076 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.

(5)
Includes 196,000 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 126,000 shares held by Mr. LaGamba as custodian for their minor children.

(6)
Includes 113,000 shares owned by William L. LaGamba, and 126,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.

(7)	Includes 10,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

Item 12.    Certain Relationships and Related Transactions.

On October 1, 1999, the Company entered into a triple-net lease agreement with Go2, whereby Go2 agreed to lease certain real property situated in Largo, Florida for term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase.

On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax, the Company sold all of the shares of capital stock of Becan to DrugMax. Jugal K. Taneja, a principal shareholder, and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares of $1,188,751 was accrued as of March 31, 2001 and was included in amounts due from affiliate as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of March 31, 2002.

At March 31, 2000, the Company had a credit line payable and three notes payable that were guaranteed by the Chairman of the Board of the Company. The credit line payable and two of the notes payable were transferred to Go2 on November 7, 2000 and were subsequently paid in full by Go2, in March 2001.

In April 2000, the Company transferred all of the assets and liabilities of its manufacturing division to Go2 at net book value of approximately $61,000.

In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2’s Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note were due and payable in full upon the successful completion of a public offering of Go2’s common stock. Go2’s public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full.

In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of Go2 and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2’s registration statement. The note bears interest at 10% per annum. Principal and interest on the note were due and payable in full upon the successful completion of a public offering of Go2’s common stock. Go2’s public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full.

In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 4.5% of the issued and outstanding common stock of Vertical. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest are payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Vertical. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest shall be due and payable on or before one year of the date of the note addendum or upon the completion of an initial public offering of common stock of Vertical. Interest is now due and payable on the last day of each month at the rate of 10% per annum on the remaining principal balances. As of March 31, 2002, the outstanding principal balance on the notes was $419,248 and is included in notes receivable from affiliate.

In November 2000, the Company charged a management fee of $5,750 to Go2 for accounting and administrative services.

In December 2000, the Company sold 150,000 shares of Go2’s redeemable series A preferred stock for a total sales price of $100,000, to JB Capital, Ltd., an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. There is no prepayment penalty on the note. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. As of March 31, 2002, the outstanding principal balance on the note was $19,903.

The Company’s Stock Option Plan (“SOP”) was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and enhance the Company’s ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. In March 1999, options were granted, under the SOP, to purchase 210,000 shares of common stock of the Company at $2.50 per share, vesting equally over a three-year period from the date of grant. At March 31, 2001, a total of 70,000 of those options were forfeited. In August 1999, the Company granted an option to purchase a total of 30,000 shares of its common stock at $2.50 per share to one of its officers under its 1999 Stock Option Plan, vesting equally over a three-year period from the date of grant. On March 29, 2001, the Company transferred its ownership of 85,000 shares of common stock of Go2 to these option holders in exchange for their options to purchase 170,000 shares of common stock of the Company.

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

In March 2001, the Company distributed 2,324,984 shares of its investment in Go2’s common stock to its shareholders.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s President, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of March 31, 2002, the investment amounted to $180,863 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment was $63,977 as of March 31, 2002 and is included in obligations to affiliates.

In January 2002, the Company issued 10,000 shares of common stock of the Company. The 10,000 shares of common stock were issued in exchange for 10,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

On March 20, 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc., the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. This exchange resulted in a recorded gain of $83,344 to the Company. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Go2, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for offices, warehousing and shipping operations. The facility is leased for a term of approximately one year, ending on March 31, 2003. The lease contains an option to continue the lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The rental under the lease is $2,782 per month.

For the year ended March 31, 2002, purchases of products from Go2 were approximately $291,579. Of that amount, approximately $96,289 of product was purchased by Dynamic Korea. For the year ended March 31, 2001, purchases of products from Go2 were approximately $21,592, subsequent to the November 7, 2000 spin-off of Go2.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. As of March 31, 2002, $74,701 was due to Go2. As of March 31, 2001, $149 was due from Go2.

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

See consolidated financial statements commencing on page F-1.

(a)(2)  Exhibits.

The following exhibits are filed with this report:

2.1
Stock Purchase Agreement fully executed on November 30, 2001, by and among Dynamic Health Products, Inc. and its foreign subsidiary, Dynamic Life Korea Ltd., and Mr. Y.J. Lee, dated November 16, 2001.(5)

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998.(1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998.(2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998.(3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999.(3)

10.1	Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999.(4)

10.2	Consulting Agreement between Dynamic Health Products, Inc. and Jugal K. Taneja, dated February 14, 2002.

10.3	Sublease and Consent Agreement between the Herbal Health Products, Inc., d/b/a Dynamic Life, Inc. and Innovative Health Products, Inc., dated March 22, 2002.

21.1	Dynamic Health Products, Inc.—List of Subsidiaries.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-23031, filed in Washington, D.C.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated January 29, 2002, file number 0-23031, filed in Washington, D.C.

(b)  Reports on Form 8-K.

During the three month period ending March 31, 2002, the Company filed one report on Form 8-K.

Form 8-K/A dated January 29, 2002, with respect to the November 30, 2001 sale of Dynamic Life Korea Ltd., a foreign subsidiary of the Company, to Mr. Y.J. Lee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC HEALTH PRODUCTS, INC.

Dated: June 27, 2002	By:	/s/ MANDEEP K. TANEJA
Mandeep K. Taneja President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUGAL K. TANEJA Jugal K. Taneja	Chairman of the Board and Director	June 27, 2002

/s/ MANDEEP K. TANEJA Mandeep K. Taneja	President and Director (Principal Executive Officer)	June 27, 2002

/s/ CANI I. SHUMAN Cani I. Shuman	Chief Financial Officer, Secretary, Treasurer and Director	June 27, 2002

/s/ KOTHA S. SEKHARAM Kotha S. Sekharam	Director	June 27, 2002

/s/ RAKESH K. SHARMA Rakesh K. Sharma	Director	June 27, 2002

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2002 and 2001 and the consolidated results of operations and cash flows for the years ended March 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
May 24, 2002

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	March 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$717,674	$1,131,156
Marketable equity securities, net	8,341	14,665
Accounts receivable, net	14,146	—
Inventories	96,903	253,008
Prepaid expenses	41,434	167,899
Other current assets	28,543	97,316
Due from affiliates	471	1,235,801
Due from related parties	1,145	616
Notes receivable, net	—	—
Notes receivable from affiliates	80,303	145,854

Total current assets	988,960	3,046,315
Property, plant and equipment, net	1,423,019	1,583,529
Intangible assets, net	25,827	122,156
Investments in unconsolidated affiliates	7,484,703	6,958,260
Notes receivable	1,028,411	—
Note receivable from affiliate	393,228	373,333
Other assets, net	11,746	157,761

Total assets	$11,355,894	$12,241,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$218,735	$149,745
Other payables	97,523	239,918
Current portion of long-term obligations	44,758	1,116,591
Accrued expenses	59,101	149,462
Accrued income taxes	—	55,000
Obligations to affiliates	138,769	3,609

Total current liabilities	558,886	1,714,325
Deferred income taxes	2,440,241	2,551,301
Long-term obligations, less current portion	862,812	907,132

Total liabilities	3,861,939	5,172,758

Commitments and contingencies
Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares and 310,000 shares issued and outstanding, at face value	—	775,000
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; 20,000 and 30,000 shares issued and outstanding, at face value	50,000	75,000
Common stock, $.01 par value; 20,000,000 shares authorized; 3,052,141 and 2,917,141 shares issued and outstanding	30,521	29,171
Additional paid-in capital	2,472,727	1,861,580
Retained earnings	5,017,791	4,414,421
Accumulated other comprehensive income:
Unrealized losses on marketable equity securities	(77,084)	(86,576)

Total shareholders’ equity	7,493,955	7,068,596

Total liabilities and shareholders’ equity	$11,355,894	$12,241,354

See accompanying notes to consolidated financial statements

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2002	Year Ended March 31, 2001
Revenues:
Distribution	$845,981	$4,187,364
Manufacturing	—	2,247,123

Total revenues	845,981	6,434,487

Cost of goods sold:
Distribution	267,528	1,840,968
Manufacturing	—	1,897,872

Total cost of goods sold	267,528	3,738,840

Gross profit:
Distribution	578,453	2,346,396
Manufacturing	—	349,251

Total gross profit	578,453	2,695,647

Operating expenses:
Selling, general and administrative expenses	1,149,258	3,282,371
Amortization expense	1,245	53,260
Depreciation expense	84,652	234,603
Bad debt expense	839,518	18,679
Impairment of intangible assets	95,085	—

Total operating expenses	2,169,758	3,588,913

Operating loss before other income and expense	(1,591,305)	(893,266)
Other income (expense):
Interest income	111,942	82,836
Preferred share dividends	—	22,083
Gain on sale of securities to related parties	—	100,000
Gain on distribution of investment	—	1,246,867
Gain on sale of subsidiary	—	1,188,751
Gain on transfer of equity securities	301,107	—
Gains on exchanges of equity securities	83,344	—
Gain (loss) on sale of assets	(4,655)	419,576
Other income and expenses, net	388,653	589,981
Losses on marketable equity securities, net	(18,789)	(310,024)
Equity in income (loss) of affiliated companies	627,959	(2,885,256)
Interest expense	(143,632)	(374,904)

Total other income (expense)	1,345,929	79,910

Loss from continuing operations before income taxes	(245,376)	(813,356)
Income taxes	(765,460)	(1,108,000)

Income from continuing operations	520,084	294,644
Discontinued operations:
Loss from operations of Dynamic Life Korea Ltd., income taxes not applicable	(473,232)	—
Gain on sale of Dynamic Life Korea Ltd., less applicable income taxes of $594,172	985,709	—

Net income	1,032,561	294,644
Preferred stock dividends	4,191	4,500

Net income available to common shareholders	$1,028,370	$290,144

Basic income per share before discontinued operations	$0.18	$0.10
Basic income per share from discontinued operations	0.17	—

Basic income per share	$0.35	$0.10

Basic weighted average number of common shares outstanding	2,934,579	2,917,166

Diluted income per share before discontinued operations	$0.16	$0.08
Diluted income per share from discontinued operations	0.16	—

Diluted income per share	$0.32	$0.08

Diluted weighted average number of common shares outstanding	3,263,209	3,457,166

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended March 31, 2002 and 2001

	Series A Preferred Stock			Series B Preferred Stock				Additional Paid-in		Accumulated Other Comprehensive Income

						Common Stock			Retained	Unrealized Losses on	Total Shareholders’
	Shares	Dollars		Shares	Dollars	Shares	Dollars	Capital	Earnings	Securities	Equity
BALANCES AT MARCH 31, 2000	310,000		$775,000	30,000	$75,000	2,917,224	$29,172	$1,861,788	$5,371,144	$—	$8,112,104
Comprehensive Income
Net income	—		—	—	—	—	—	—	294,644	—	294,644
Unrealized gains (losses) on marketable equity securities (net of tax of $48,698)	—		—	—	—	—	—	—	—	(86,576)	(86,576)

Comprehensive income											208,068
Repurchase of 83 shares of common stock at $2.50 per share	—		—	—	—	(83)	(1)	(208)	—	—	(209)
Dividend distribution of 2,324,984 shares of Go2Pharmacy, Inc. at $.46875 per share	—		—	—	—	—	—	—	(1,089,836)	—	(1,089,836)
Exchange of options to purchase 670,000 shares of common stock for 335,000 shares of Go2Pharmacy Inc. at $.46875 per share	—		—	—	—	—	—	—	(157,031)	—	(157,031)
Dividends to preferred shareholders	—		—	—	—	—	—	—	(4,500)	—	(4,500)

BALANCES AT MARCH 31, 2001	310,000		775,000	30,000	75,000	2,917,141	29,171	1,861,580	4,414,421	(86,576)	7,068,596
Comprehensive Income
Net income	—		—	—	—	—	—	—	1,032,561	—	1,032,561
Unrealized gains (losses) on marketable equity securities (net of tax of $5,338)	—		—	—	—	—	—	—	—	9,492	9,492

Comprehensive income											1,042,053
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—		—	—	—	—	—	(3)	—	—	(3)
Conversion of 10,000 shares of Series B preferred stock to 10,000 shares of common stock	—		—	(10,000)	(25,000)	10,000	100	24,900	—	—	—
Issuance of 125,000 shares of common stock in exchange for the transfer of equity securities	—		—	—	—	125,000	1,250	586,250	—	—	587,500
Redemption of 310,000 shares of Series A preferred stock in exchange for the transfer of equity securities	(310,000)		(775,000)	—	—	—	—	—	(425,000)	—	(1,200,000)
Dividends to preferred shareholders	—		—	—	—	—	—	—	(4,191)	—	(4,191)

BALANCES AT MARCH 31, 2002	—	$		20,000	$50,000	3,052,141	$30,521	$2,472,727	$5,017,791	$(77,084)	$7,493,955

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2002	Year Ended March 31, 2001
Cash flows from operating activities:
Net income	$1,032,561	$294,644
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	104,662	287,863
Impairment of intangible assets	95,085	—
Write off of uncollectible other receivables	535,684	—
Transfer of equity securities for the settlement of compensation expense	71,853	—
Equity in (income) loss of affiliated companies	(627,959)	2,885,256
Gain on distribution of investment	—	(1,246,867)
Gain on sale of subsidiary	(1,580,421)	(1,188,751)
Gain on transfer of equity securities	(301,107)	—
Gain on sale of assets	—	(424,791)
Gain on sale of securities to related parties	—	(100,000)
Gains on exchanges of equity securities	(83,344)	—
Loss on disposition of equipment	4,655	—
Losses on sales of marketable equity securities, net	18,789	310,024
Changes in operating assets and liabilities:
Accounts receivable	(14,146)	159,388
Inventories	(44,180)	(327,490)
Due to/from affiliates, net	220,691	79,066
Prepaid expenses	32,935	152,892
Other current assets	168,375	(560,051)
Other assets	32,493	(257,893)
Accounts payable	148,704	47,886
Other payables	55,540	196,479
Accrued expenses	(1,842)	146,951
Accrued income taxes	(55,000)	(345,000)
Deferred income taxes	(116,398)	(763,000)

Net cash used in operating activities	(302,370)	(653,394)

Cash flows from investing activities:
Purchases of property and equipment	(11,357)	(153,461)
Sale of assets	—	85,283
Cash transferred with sale of subsidiary	(6,626)	—
Purchase of investment in common stock	(136,023)	—
Proceeds from transfer of assets	—	773,096
Conversion of restricted Certificate of Deposit	—	510,861
Purchases of marketable equity securities	—	(47,160)
Proceeds from sale of marketable equity securities	2,365	342,192
Common stock repurchase	—	(211)
Proceeds from related party receivables	27,016	34,923

Net cash provided by (used in) investing activities	(124,625)	1,545,523

Cash flows from financing activities:
Net change in revolving line of credit agreements	—	(117,378)
Proceeds from issuance of long-term obligations	15,832	95,822
Payments of long-term obligations	(43,762)	(507,146)
Payment of fractional shares on common stock exchanged	(3)	—
Proceeds from issuance of related party obligations	41,446	103,134
Payments of related party obligations	—	(29,000)

Net cash provided by (used in) financing activities	13,513	(454,568)

Net increase (decrease) in cash	(413,482)	437,561
Cash and cash equivalents at beginning of period	1,131,156	693,595

Cash and cash equivalents at end of period	$717,674	$1,131,156

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended March 31, 2002	Year Ended March 31, 2001
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$104,976	$364,308

Cash paid during the period for income taxes	$650	$—

Supplemental schedule of non-cash investing activities:
Note received from sale of subsidiary	$1,000,000	$—

Notes received from affiliate for sale of assets	$—	$425,000

Notes received from related parties for sale of securities	$—	$100,000

Receivable for common stock from sale of subsidiary	$—	$1,188,751

Distribution of investment	$—	$1,246,867

Issuance of common stock for purchase of equity securities	$587,500	$—

Supplemental schedule of non-cash financing activities:
Transfer of equity securities in exchange for settlement of notes payable and accrued interest	$1,131,331	$—

Transfer of equity securities in exchange for repurchase of Series A convertible Preferred stock	$1,200,000	$—

Transfer of equity securities in exchange for settlement of accrued compensation expense	$108,147	$—

Obligation to affiliate incurred for purchase of investment in common stock	$63,977	$—

Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$25,000	$—

Accrual of preferred stock dividends	$4,191	$4,500

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. (“Company”) creates, manufactures, packages and distributes a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. The Company’s primary business segments are the contract manufacture of products for others throughout the United States and the wholesale distribution of over-the-counter drugs, and health and beauty care products throughout the United States. The channels of distribution for its proprietary products and the channels of distribution for the products it manufactures for others in the distribution business segment include health food, drug, convenience and mass market stores, and direct marketing through radio, catalog sales and infomercials.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended March 31, 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (“Dynamic Korea”), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Effective November 30, 2001, the Company sold Dynamic Korea (see Note 2). Dynamic Korea has a year end of December 31. The results of operations of Dynamic Korea for the period from January 1, 2001 through November 30, 2001 are included as a loss from discontinued operations in the consolidated financial statements for the year ended March 31, 2002. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for the year ended March 31, 2001 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Go2Pharmacy, Inc. and its subsidiary Breakthrough Engineered Nutrition, Inc. (collectively “Go2”), J. Labs, Inc. (“J.Labs”), Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Korea, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc., except as noted below. Significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000. Go2 has manufacturing facilities located in Largo, Florida. See Notes 2 and 18. Accordingly, the consolidated financial statements for the year ended March 31, 2001 include the results of operations of Go2 from April 1, 2000 through November 7, 2000.

The Company’s subsidiary, Dynamic Korea has a year end of December 31. Accordingly, the consolidated financial statements for the year ended March 31, 2001 include the results of operations of Dynamic Korea from April 1, 2000 through December 31, 2000. Dynamic Korea commenced its operations in April 2000.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Principles of Consolidation—(Continued)

On August 12, 1997, the Company entered into a joint venture agreement with a group to form an Ohio limited liability company to market one of its products. Under the terms of the agreement, the Company had a 50% ownership and shared profits and losses equally. The Company was required to contribute half of the costs incurred in the initial marketing of the product. The Company accounted for the investment under the equity method of accounting. The limited liability company ceased operations in September 2000. At March 31, 2001, the investment on the records of the Company and the operations of the joint venture were not material.

Equity Method Investments

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Investments in Equity Securities

At March 31, 2002 and 2001, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

Inventories

Inventories, net are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 6).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Intangible Assets

Intangible assets consist primarily of the excess of cost over the net assets acquired relating to acquisitions. The excess of cost over net assets acquired (goodwill) is amortized over a 20-year period using the straight-line method. Lease costs are amortized over a 5-year period, and loan costs are amortized over the life of the loan. The straight-line method is used in computing the amortization.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. As a result of management’s analysis, and using the best information available, during the year ended March 31, 2002, the Company recorded an impairment of assets, in the amount of $95,085, comprised of goodwill associated with the acquisition of certain assets in September 1998. There were no impairment losses during the year ended March 31, 2001.

Income Taxes

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109, “Accounting For Income Taxes” (SFAS 109). Under the liability method specified by SFAS 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. Valuation allowances are provided if necessary to reduce deferred tax assets to the amount expected to be realized.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

Earnings Per Common Share

Earnings per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 19).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2002 and 2001, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized for the distribution and manufacturing segments when the merchandise is shipped to the customer.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted in fiscal years 2002 and 2001. If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 15).

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $27,997 and $71,749 for the years ended March 31, 2002 and 2001, respectively.

Research and Development Costs

The Company charges research and development costs to expense as incurred.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—(Continued)

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

Long-Term Obligations:    The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2002 and 2001, the fair value of the Company’s long-term obligations approximated its carrying value.

Credit Lines Payable:    The carrying amount of the Company’s credit lines payable approximates fair market value since the interest rate on these instruments changes with market interest rates.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2001 to conform to the presentation as of and for the year ended March 31, 2002.

NOTE 2—ACQUISITIONS, MERGERS AND DISPOSITION

In February 2000, Dynamic Life Korea Ltd. was incorporated under the laws of Korea as a wholly-owned subsidiary of Dynamic Life Asia, LLC (“Dynamic Asia”) which was formed on February 9, 2000 as a limited liability corporation under the laws of the state of Florida. Asia is a wholly-owned subsidiary of Dynamic Life, Inc., which is a wholly-owned subsidiary of the Company.

Dynamic Korea was formed to market the Company’s products to distributors in Korea, and commenced operation in April 2000. The laws of Korea require that a foreign owned company have minimum capitalization generally equivalent to 10% of annualized sales. The Company initially deposited $60,000 as an advance to incorporate Dynamic Korea and subsequently advanced approximately $237,000 as a contribution to capital in May 2000. On November 30, 2001, the Company subsequently sold Dynamic Korea (see Sale of Subsidiary).

In April 2000, Go2 formed Breakthrough Engineered Nutrition, Inc., a Florida corporation, as a wholly-owned subsidiary of Go2, to market and distribute its own branded product line, Lean Protein, to retail stores using a complex network of distributors throughout the United States and Canada.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 2—ACQUISITIONS, MERGERS AND DISPOSITION—(Continued)

Sale of Subsidiary

Effective November 30, 2001, the Company sold all of the issued and outstanding shares of capital stock of Dynamic Life Korea Ltd. to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sales price was based upon the estimated value of Dynamic Korea and was approved by unanimous vote of the Board of Directors of the Company.

The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The note bears interest at 8.5% per annum. Principal and interest are payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. As of March 31, 2002, no payments have been received. The note is secured by the business assets of Dynamic Korea.

Effective Registration Statement of Subsidiary

The Company’s subsidiary, Go2, filed Registration Statement No. 333-92849 on Form SB-2 with the Securities and Exchange Commission, which became effective on November 7, 2000. Go2 has manufacturing facilities located in Largo, Florida. See Note 18. Prior to the offering, the Company owned all of the issued and outstanding common stock of Go2. At November 7, 2000, subsequent to the effectiveness of the Registration Statement, the Company held 3,000,000 of the 7,015,000 shares of issued and outstanding common stock of Go2. In addition, at November 7, 2000, the Company held 150,000 shares of redeemable preferred stock of Go2, which constituted all of the issued and outstanding shares of redeemable preferred stock of Go2. In December 2000, the Company sold the 150,000 shares of redeemable preferred stock to a related party. The sale of these shares resulted in a recognized gain of $100,000 to the Company (see Note 3). On March 29, 2001, the Company distributed 2,324,984 shares of Go2 common stock to its shareholders. This distribution resulted in a recognized gain of $1,089,836 to the Company.

Additional Shares of DrugMax, Inc. Common Stock

On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax, Inc., formerly Nutriceuticals.com Corporation, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. (collectively “Becan”) to DrugMax, to further certain of its business objectives, including without limitation, providing additional working capital to the Company. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 IPO price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 1,000,000 restricted shares of

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 2—ACQUISITIONS, MERGERS AND DISPOSITION—(Continued)

Additional Shares of DrugMax, Inc. Common Stock—(Continued)

common stock, $.001 par value, of DrugMax were placed in escrow to be issued to the Company if Becan attained certain projected revenues and gross margins for the fiscal years ending March 31, 2000 and 2001. Becan did not attain its financial target for the fiscal year ending March 31, 2000 and as a result 500,000 shares were returned from escrow to DrugMax. For the fiscal year ending March 31, 2001, Becan attained its financial target and the 500,000 shares remaining in escrow were released to the Company in June 2001, with an estimated fair value of $3.5437 per share based on the March 30, 2001 market closing price, discounted 10% for restrictions as to marketability. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

NOTE 3—RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Go2, whereby Go2 agreed to lease certain real property situated in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase.

On November 26, 1999, the Company sold all of the shares of capital stock of Becan Distributors, Inc. and its subsidiary Discount Rx, Inc. to DrugMax. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company. The Company received 2,000,000 shares of restricted common stock of DrugMax (with an estimated fair value of $10.00 per share based on the November 27, 1999 IPO price) and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of DrugMax common stock, were released to the Company in June 2001 because Becan attained certain revenue and gross margin goals. The estimated fair value of the 500,000 shares was $1,188,751 and was accrued, and included in amounts due from affiliates as of March 31, 2001. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of March 31, 2002 (see Note 2).

At March 31, 2000, the Company had a credit line payable and three notes payable that were guaranteed by the Chairman of the Board of the Company (see Note 11). The credit line payable and two of the notes payable were transferred to Go2 on November 7, 2000 and were subsequently paid in full by Go2, in March 2001.

In April 2000, the Company transferred all of the assets and liabilities of its manufacturing division to Go2 at net book value of approximately $61,000.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 3—RELATED PARTY TRANSACTIONS—(Continued)

In June 2000, Go2 established a $100,000 revolving line of credit with Carnegie Capital, LTD, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company, to provide a source of funding for cash requirements directly related to Go2’s Registration Statement. The note bears interest at 10% per annum. Principal and interest on the note were due and payable in full upon the successful completion of a public offering of Go2’s common stock. Go2’s public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full.

In June 2000, Go2 established a $100,000 revolving line of credit with Joseph Zappala, a Director of Go2 and the President of Go2Pharmacy.com, Inc., a Delaware corporation, to provide a source of funding for cash requirements directly related to Go2’s registration statement. The note bears interest at 10% per annum. Principal and interest on the note were due and payable in full upon the successful completion of a public offering of Go2’s common stock. Go2’s public offering was completed in November 2000 and in accordance with the revolving line of credit agreement, the outstanding balance was paid in full.

In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc. (“Vertical”), formerly Labelclick.com, Inc., an affiliate of the Company, for a total sales price of $500,000. The Company owns approximately 4.5% of the issued and outstanding common stock of Vertical. Payment was in the form of $75,000 in cash and two promissory notes totaling $425,000. The first promissory note is in the principal amount of $75,000 and bears interest at 10% per annum. Principal and interest are payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note is in the principal amount of $350,000 and bears interest at 10% per annum. Principal and interest were payable (i) upon the completion of an initial public offering of common stock of Vertical Health Solutions, Inc. which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments are to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes are secured by the business assets of Vertical. The sale of substantially all of Herbal’s assets relating to the distribution of veterinary products resulted in a realized gain of $365,735 to the Company. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest shall be due and payable on or before one year of the date of the note addendum or upon completion of an initial public offering of common stock of Vertical. Interest is now due and payable on the last day of each month at the rate of 10% per annum on the remaining principal balances. As of March 31, 2002, the outstanding principal balance on the notes was $419,248 and is included in notes receivable from affiliate(s).

The Company charged a management fee of $5,750 to Go2 for accounting and administrative services in November 2000.

In December 2000, the Company sold 150,000 shares of Go2’s redeemable preferred stock (see Note 2) for a total sales price of $100,000, to JB Capital, Ltd., an affiliate of Jugal K. Taneja, the

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 3—RELATED PARTY TRANSACTIONS—(Continued)

Chairman of the Board of the Company and an affiliate of William LaGamba, the Chief Operating Officer and President of DrugMax. Messrs. Taneja and LaGamba are principal shareholders of the Company. Payment is in the form of a promissory note receivable in the principal amount of $100,000, which bears interest at a rate of 10% per annum. Principal and interest on the note are due and payable quarterly commencing March 31, 2001, in the amount of $37,500 and $12,500 payable quarterly thereafter until the note is paid in full. This resulted in a realized gain of $100,000 to the Company. As of March 31, 2002, the outstanding principal balance on the note was $19,903 and is included in notes receivable from affiliates.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, President of the Company, for a total purchase price of $200,000. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment is accounted for under the equity method. As of March 31, 2002, the investment amounted to $180,863 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of March 31, 2002 was $63,977 and is included in obligations to affiliates.

On March 20, 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc. (“USDTI”), the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. This exchange resulted in a recorded gain of $83,344 to the Company. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc. (“Innovative”), a wholly-owned subsidiary of Go2, whereby the Company agreed to sublease certain real property situated in Largo, Florida from Innovative for a term of one year, ending on March 31, 2003, at approximately $33,384 annually. The lease contains an option to continue to lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier.

For the year ended March 31, 2002, purchases of products from Go2 were approximately $291,579. Of that amount, $96,289 of product was purchased by Dynamic Korea. For the year ended March 31, 2001, purchases of products from Go2 were approximately $21,592, subsequent to the November 7, 2000 spin-off of Go2.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 3—RELATED PARTY TRANSACTIONS—(Continued)

Research and development is primarily contracted through Go2, and product nutritional information, as well as product label requirements, are prepared by Go2’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged directly to expense as incurred.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchases volume and payments received.

NOTE 4—MARKETABLE EQUITY SECURITIES, NET

At March 31, 2002 investments in marketable equity securities, net are summarized as follows.

	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for sale equity securities	$—	$120,444	$8,341

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the year ended March 31, 2002, the Company realized losses of $18,789 and no gains from the sale of available for sale equity securities. For the year ended March 31, 2001, the Company realized gains of $23,548 and losses of $333,572 from the sale of available for sale equity securities.

NOTE 5—ACCOUNTS RECEIVABLE, NET

At March 31, 2002 and 2001, accounts receivable, net consist of the following:
	2002	2001
Accounts receivable	$14,167	$—
Less allowance for uncollectible accounts	(21)	—

Total	$14,146	$—

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 6—INVENTORIES

At March 31, 2002 and 2001, inventories, net consist of the following:
	2002	2001
Raw materials	$17,789	$—
Work in process	4,908	—
Finished goods	94,006	270,008

	116,703	270,008
Less reserve for obsolescence	(19,800)	(17,000)

Total	$96,903	$253,008

NOTE 7—NOTES RECEIVABLE, NET

At March 31, 2002 and 2001, notes receivable, net consist of the following:

	2002	2001
Notes receivable	$262,732	$—
Less allowance for uncollectible notes receivable	(262,732)	—

Total	$—	$—

Bad debt expense charged to operations for estimated uncollectible notes receivable was $262,732 for the year ended March 31, 2002.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2002 and 2001, property, plant and equipment, net consist of the following:

	2002	2001
Land and building	$1,513,525	$1,513,525
Machinery and equipment	13,785	11,051
Furniture, fixtures and equipment	123,944	191,322
Vehicles	—	14,489
Leasehold improvements	—	15,462

	1,651,254	1,745,849
Less accumulated depreciation and amortization	(228,235)	(162,320)

Total	$1,423,019	$1,583,529

Depreciation expense charged to operations was $84,652 and $234,603 for the years ended March 31, 2002 and 2001, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 9—INTANGIBLE ASSETS, NET

At March 31, 2002 and 2001, intangible assets, net consist of the following:

	2002	2001
Goodwill	$—	$109,188
Lease costs	500	500
Loan costs	28,613	28,613

	29,113	138,301
Less accumulated amortization	(3,286)	(16,145)

Total	$25,827	$122,156

Amortization expense charged to operations was $1,245 and $53,260 for the years ended March 31, 2002 and 2001, respectively.

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

At March 31, 2002 and 2001, the Company owned approximately 27% and 29%, respectively, of DrugMax, Inc. Based on market prices, this investment had a market value of approximately $7,809,320 at March 31, 2002 and $7,345,406 at March 31, 2001.

The combined results of operations and financial position of the Company’s equity-basis affiliate, DrugMax are summarized below:

	Year Ended March 31, 2002	Year Ended March 31, 2001
Condensed Income Statement Information:
Net sales	$271,287,988	$177,713,064
Gross profit	7,512,606	5,531,401
Net income (loss)	2,007,121	(7,816,583)

	As Of March 31, 2002	As Of March 31, 2001
Condensed Balance Sheet Information:
Current assets	$37,964,843	$28,394,727
Non-current assets	28,337,914	26,236,563
Current liabilities	33,876,401	24,973,199
Non-current liabilities	979,761	3,079,868
Stockholders’ equity	31,446,595	26,578,223

On November 30, 2001, the Company transferred 225,500 shares of its investment in DrugMax to certain creditors in satisfaction of $1,132,218 of its obligations and recorded a gain of $301,107 related to the transfer.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES—(Continued)

On February 15, 2002, the Company received 125,000 shares of DrugMax in exchange for 125,000 new shares of common stock of the Company.

On March 20, 2002, the Company agreed to transfer 287,500 shares of its investment in DrugMax to U.S. Diversified Technologies, Inc., in exchange for its 310,000 shares of Series A Convertible Preferred stock of the Company, in mutual settlement of litigation.

On March 20, 2002, the Company agreed to transfer 45,000 shares of its investment in DrugMax to Paul Santostasi, a principal shareholder of U.S. Diversified Technologies, Inc. and former Vice Chairman of the Company, in satisfaction of $180,000 of its obligation and in mutual settlement of litigation, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock of Tribeca Beverage Company. See Note 3. At March 31, 2002, this investment amounted to $180,863.

The results of operations and financial position of the Company’s equity-basis affiliate, Tribeca are summarized below:

	Three Months Ended March 31, 2002	Period From June 22, 2001 (Date of Inception) To December 31, 2001
Condensed Income Statement Information:
Net sales	$23,190	$15,881
Gross profit	8,560	11,735
Net loss	(45,861)	(49,825)

As Of March 31, 2002
Condensed Balance Sheet Information:
Current assets	$124,427
Non-current assets	4,682
Current liabilities	16,795
Non-current liabilities	—
Stockholders’ equity	112,314

NOTE 11—CREDIT LINES PAYABLE

In February 1999, the Company established a $2 million revolving credit facility scheduled to mature in February 2002. The credit available to the Company was based on a percentage of eligible accounts receivable and inventory. A portion of the proceeds from the line of credit was funded in the form of a 60-month term loan for approximately $491,000. The facility imposed no financial covenants. Minimum borrowing under the agreement was $1,000,000. The agreement placed

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 11—CREDIT LINES PAYABLE—(Continued)

limitations on disposition of assets and debt funding to transactions within the normal course of business and restricts the payment of dividends to any shareholder of record of any class of Company stock during the term of the agreement. This line of credit was guaranteed by the Company’s Chairman. All borrowings accrued interest at prime plus 2.25% and were secured by all assets of the Company. On November 7, 2000 amounts outstanding under the credit facility and the term loan were transferred to Go2 and were subsequently paid in full by Go2 in March 2001.

In December 1999, the Go2 established a $500,000 revolving credit facility scheduled to mature in November 2000. The collateral for this loan was a certificate of deposit owned by the Company and held by the lending institution. The facility imposed no financial covenants. All borrowings accrued interest at 2.10% over the rate paid on the certificate of deposit serving as collateral for this loan. Amounts due under the credit facility were paid in full by Go2 in November 2000.

NOTE 12—INCOME TAXES

Income tax expense (benefit) for the years ended March 31, 2002 and 2001 are as follows:

	2002	2001
Current income tax expense (benefit)	$(54,350)	$(345,000)
Deferred income tax expense (benefit)	(711,110)	(763,000)

Income tax expense (benefit)	$(765,460)	$(1,108,000)

Income taxes for the years ended March 31, 2002 and 2001 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

	2002	%	2001	%
Computed tax expense at the statutory rate	$326,000	37%	$(301,000)	37%
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	—	—	32,000	(4)
Receivable and inventory allowances	110,000	12	(95,000)	12
Gain on sale of subsidiary	(584,000)	(66)	(440,000)	54
Equity in loss of affiliated companies	(232,000)	(26)	1,067,000	(131)
Depreciation	12,000	1	(16,000)	2
Sale of securities to related parties	—	—	(592,000)	73
Loss from discontinued operations	184,000	21	—	—
Exchange of securities for stock redemption	19,000	2	—	—
Exchange of securities for notes payable	240,000	27	—	—
Net operating loss utilization	(130,000)	(15)	—	—

Current income tax expense (benefit)	$(55,000)	(9)%	$(345,000)	43%

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 12—INCOME TAXES—(Continued)

Temporary differences that give rise to deferred tax assets and liabilities:

	2002	2001
Deferred tax assets:
Bad debts	$106,400	$9,000
Inventories	7,000	6,000
Net operating loss carryforward	139,500	—
Unrealized losses on marketable equity securities	45,300	48,700
Depreciation	20,000	1,000

Gross deferred tax assets	318,200	64,700
Less valuation allowance	—	—

	$318,200	$64,700

	2002	2001
Deferred tax liabilities:
Depreciation	$—	$—
Gain on sale of subsidiary and securities	2,758,400	2,616,000

Gross deferred tax liability	$2,758,400	$2,616,000

Net increase (decrease) in valuation allowance	$—	$—

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 13—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2002 and 2001:

	2002	2001
Note payable collateralized by real property, due in monthly payments of approximately $6,483, including interest at prime (5.00% at March 31, 2002 and 8.50% at March 31, 2001) plus 2.25% through October 2024. The note is guaranteed by the Company’s Chairman.	$864,102	$878,276
Capitalized lease obligations for equipment, due in monthly principal and interest payments of approximately $1,813 through 2004.	29,419	44,123
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
	—	1,080,653
Other	14,049	20,671

	907,570	2,023,723
Less current maturities	44,758	1,116,591

Total	$862,812	$907,132

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 13—LONG-TERM OBLIGATIONS—(Continued)

At March 31, 2002, aggregate maturities of long-term obligations are as follows:

Year Ending March 31,
2003	$44,758
2004	24,710
2005	13,000
2006	13,000
2007	13,000
Thereafter	799,102

Total	$907,570

In February 2000 the holders of the Series A 8% convertible notes payable were issued common stock purchase warrants. No value was assigned to the warrants as the value was insignificant. Each stock warrant entitles the holder to purchase one (1) share of common stock for each $2.50 of principal amount loaned at an exercise price equal to the lesser of 50% of the price at which the Company common stock is sold in an IPO or 50% of the average closing price of the common stock during the five trading days prior to the receipt by Company of a Notice of Exercise from the warrant holder. The warrants expire December 31, 2004.

NOTE 14—COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2006. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2002:

Year Ending March 31,
2003	$42,900
2004	9,516
2005	9,516
2006	7,136
2007	—
Thereafter	—

$69,068

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 14—COMMITMENTS AND CONTINGENCIES —(Continued)

Total rent expense for the years ended March 31, 2002 and 2001 was approximately $33,060 and $200,600, respectively.

Employment Agreements

In March 1999, the Company entered into Employment Agreements with certain members of management. Each Employment Agreement has a term of three years and are renewed automatically for successive periods of one year after their expiration unless, not less than 30 days prior to the end of the initial term or any one-year renewal period, one of the parties sends written notice to the other party of its intent to terminate the agreement. Upon Go2’s effective registration statement, Employment Agreements with Messrs. Kotha S. Sekharam and Mihir K. Taneja were terminated by mutual agreement and new employment contracts were entered into between Go2 and Messrs. Sekharam and Mihir Taneja. In conjunction with the acquisition of Energy Factors in June 1998, the Company entered into a three-year Employment Agreement with Energy Factors’ former President, who was Vice Chairman of the Company. During 2001, the Employment Agreement became null and void upon his failure to continue to report to work, at his own will. Annual salaries payable under these contracts amounted to $240,000 and $525,000 for the years ended March 31, 2002 and 2001, respectively, plus an annual bonus at the discretion of the Board of Directors. Effective January 1, 2002, based on mutual agreement between the parties, the Employment Agreement between the Company and Jugal K. Taneja was replaced by a Consulting Agreement.

Consulting Agreement

Effective January 1, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja. Mr. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 14, 2002, he also served as the Company’s Chief Executive Officer. The Consulting Agreement provides for an initial three-year term ending January 1, 2005, and bi-monthly payments of $10,000, based on an annual base compensation of $240,000. The agreement contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. The period covered by the non-competition provisions will end three years after the termination of the consultant’s consulting agreement with the Company.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2002 should have a material adverse impact on its financial condition or results of operations.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 15—STOCK OPTIONS

Employee Stock Option Plan

The Company’s Stock Option Plan (“SOP”) was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and enhance the Company’s ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. In March 1999, options were granted, under the SOP, to purchase 210,000 shares of common stock of the Company at $2.50 per share, vesting equally over a three-year period from the date of grant. At March 31, 2001, a total of 70,000 of those options were forfeited. In August 1999, the Company granted an option to purchase a total of 30,000 shares of its common stock at $2.50 per share to one of its officers under its 1999 Stock Option Plan, vesting equally over a three-year period from the date of grant. On March 29, 2001, the Company transferred its ownership of 85,000 shares of common stock of Go2 to these option holders in exchange for their options to purchase 170,000 shares of common stock of the Company.

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

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2002 and 2001:

	2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	200,000	$9.00	890,000	$3.96
Granted	—	—	—	—
Exercised	—	—	—	—
Expired and forfeited (exchanged)	(200,000)	(9.00)	(690,000)	(2.50)

Outstanding, end of year	—	$—	200,000	$9.00

Options vested, end of year	—	$—	133,334	$9.00

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 15—STOCK OPTIONS—(Continued)

Other Transactions—(Continued)

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

	2002	2001
Net income:
As reported	$1,028,370	$290,144

Pro forma	$1,027,790	$285,476

Net earnings per common share:
Basic income per share:
As reported	$.35	$.10

Pro forma	$.35	$.10

Diluted income per share:
As reported	$.32	$.08

Pro forma	$.31	$.08

The fair value of each option granted is estimated on the grant date using the binomial option pricing model. No options were granted in 2002 or 2001, therefore no calculation was performed.

NOTE 16—SHAREHOLDERS’ EQUITY

In August 1998, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation, the Company established Series A Convertible Preferred Stock. The Series A Preferred Stock was issued in conjunction with the Company’s acquisition of Energy Factors. Terms associated with the issuance of the Series A Preferred are: (1) Shareholders are not entitled to receive dividends, (2) Liquidation preference of $5 per share over any junior stock, including common stock, (3) Automatic conversion to one share of common stock if the average closing price of the common stock for any five consecutive trading day period is $5 per share or more, and (4) Holders of Series A Preferred are entitled to the same voting rights as shareholders of common stock as a single class.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 16—SHAREHOLDERS’ EQUITY—(Continued)

In February 2000, the Company issued $1,545,000 aggregate principal amount of its Series A 8% Convertible Promissory Notes (“Notes”) and Warrants to purchase common stock of the Company. The Notes and Warrants were issued in exchange for 618,000 shares of the Company’s common stock, which shares were issued in conjunction with a private placement undertaken in 1998. The Notes are convertible, and the Warrants exercisable, for shares of the Company’s common stock at a price equal to the lesser of (i) 50% of the price at which the Company sells its shares of common stock in an initial public offering, or (ii) 50% of the average closing price of the common stock during the five trading days prior to receipt by the Company of written notice of conversion. The Warrants expire if the Company does not complete an initial public offering by December 31, 2002. Principal and interest on the Notes is payable on each February 1, May 1, August 1 and November 1, with the entire unpaid balance, plus accrued interest thereon, payable in full on February 1, 2002. The 618,000 shares of the Company’s common stock were subsequently canceled by the Company.

In January 2002, the Company issued 10,000 shares of common stock of the Company in exchange for 10,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

On February 15, 2002, the Company transferred 125,000 shares of its investment in DrugMax in exchange for the issuance of 125,000 new shares of Company common stock.

On March 20, 2002, pursuant to a Settlement Agreement (see Note 3), the Company agreed to cause the transfer of 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company.

NOTE 17—DISCONTINUED OPERATIONS

On November 30, 2001, the Company sold Dynamic Korea, a wholly-owned subsidiary of the Company (see Note 2). The financial statements include a loss from discontinued operations in the amount of $473,232, as a result of operations of Dynamic Korea from January 1, 2001 through November 30, 2001, the date of sale. Revenue for the discontinued operations was $825,435 for the period from January 1, 2001 through November 30, 2001.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 18—EFFECTIVE REGISTRATION STATEMENT OF SUBSIDIARY

The financial statements include the results of operations of Go2Pharmacy, Inc. and its subsidiary Breakthrough Engineered Nutrition, Inc. from April 1, 1999 to November 7, 2000, the effective date of the Registration Statement.

The following shows revenues, gross profit, and operating income for these entities:

April 1, 2000 to November 7, 2000
Revenues
Go2Pharmacy, Inc.	$2,247,123
Breakthrough Engineered Nutrition, Inc.	347,727

$2,594,850

Gross profit
Go2Pharmacy, Inc.	$349,251
Breakthrough Engineered Nutrition, Inc.	134,011

$483,262

Operating income (loss)
Go2Pharmacy, Inc.	$(36,283)
Breakthrough Engineered Nutrition, Inc.	16,504

$(19,779)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 19—EARNINGS PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	2002	2001
Numerator:
Net income	$1,032,561	$294,644
Less preferred stock dividends	(4,191)	(4,500)

Net income available to common shareholders	$1,028,370	$290,144

Denominator:
Weighted average shares outstanding	2,934,578	2,917,166
Effect of dilutive securities:
Employee stock options	—	200,000
Series A Convertible Preferred Stock	300,658	310,000
Series B Cumulative Convertible Preferred Stock	27,973	30,000

Weighted average fully diluted shares outstanding	3,263,209	3,457,166

Net earnings per common share—Basic	$0.35	$0.10

Net earnings per common share—Diluted	$0.32	$0.08

NOTE 20—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended March 31, 2002, 68% of consolidated revenue was received from one customer. For the year ended March 31, 2001, there were no customers that represented a concentration of credit risk. Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base.

The Company had a concentration of customers within the country of South Korea that gave rise to significant geographic credit risk. Sales to customers in South Korea were approximately $3.2 million, or 50%, of total sales from distribution for the year ended March 31, 2001. Sales from within the United States have increased significantly during the year ended March 31, 2002, due to development of new products, expansion of the United States customer base and the sale of Dynamic Korea in November 2001.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At March 31, 2002 and 2001, the Company had cash deposits in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 21—FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For the year ended March 31, 2002, the Company had one industry segment, Distribution. The channels of distribution include health food, drug, convenience and mass-market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company has a distribution center located in Largo, Florida. From April 2000 to November 30, 2001, the Company also had a distribution center located in Seoul, South Korea.

For the year ended March 31, 2001, the Company had two industry segments: Distribution and Manufacturing. The channels of distribution for its proprietary products and the channels of distribution of the products it manufactured for others included health food, drug, convenience and mass-market stores, and direct marketing through distributors and catalog sales throughout the United States. The Company had two manufacturing facilities located in Largo, Florida and distribution centers located in Largo, Florida and Seoul, South Korea. Intersegment sales include a margin, based on market pricing, which is eliminated in consolidation.

The following shows revenues, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2002 and 2001.

	2002	2001
	(in thousands)
Revenues
Distribution	$846	$4,187
Manufacturing	—	2,247

	$846	$6,434

Intersegment sales	$—	$838

Gross profit
Distribution	$578	$2,346
Manufacturing	—	349

	$578	$2,695

Operating income (loss)
Distribution	$(4)	$(857)
Manufacturing	—	(36)

	$(4)	$(893)

Assets
Distribution	$708	$1,347
Manufacturing	—	—
Corporate	10,648	10,894

	$11,356	$12,241

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
MARCH 31, 2002 AND 2001

NOTE 22—SUBSEQUENT EVENTS

In May 2002, the Company filed Form 211, under the U.S. Securities and Exchange Commission Rule 15c2-11, to apply with NASD Regulation for listing of its common stock on the OTC Bulletin Board. The application is currently pending. There are no guarantees that the application will be approved.

In May 2002, the Company issued 20,000 shares of common stock of the Company. The 20,000 shares of common stock were issued in exchange for 20,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

EXHIBIT INDEX

Exhibit Number	Description

10.2	Consulting Agreement between Dynamic Health Products, Inc. and Jugal K. Taneja, dated February 14, 2002.

10.3	Sublease and Consent Agreement between the Herbal Health Products, Inc., d/b/a Dynamic Life, Inc. and Innovative Health Products, Inc., dated March 22, 2002.

21.1	Dynamic Health Products, Inc.—List of Subsidiaries.