Form 10QSB
period 2002-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2002-08-14
CIK 949925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number 0-23031

DYNAMIC HEALTH PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	34-1711778 (I.R.S. Employer Identification No.)

12399 Belcher Road South, Suite 160, Largo, Florida (Address of principal executive offices)	33773 (Zip Code)

Issuer’s telephone number (727) 324-6667

             Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

             The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 10, 2002 was 3,072,141.

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	March 31, 2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$517,112	$717,674
Marketable equity securities, net	5,414	8,341
Accounts receivable, net	65,426	14,146
Inventories	110,692	96,903
Prepaid expenses	28,048	41,434
Other current assets	28,543	28,543
Due from affiliates	8,340	471
Due from related parties	300	1,145
Notes receivable, net	—	—
Notes receivable from affiliates	35,139	80,303

Total current assets	799,014	988,960

Property, plant and equipment, net	1,422,980	1,423,019

Intangible assets, net	25,516	25,827
Investments in unconsolidated affiliates	7,750,365	7,484,703
Notes receivable	1,049,603	1,028,411
Note receivable from affiliate	—	393,228
Other assets, net	15,431	11,746

Total assets	$11,062,909	$11,355,894

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$247,715	$218,735
Other payables	101,079	97,523
Current portion of long-term obligations	40,174	44,758
Accrued expenses	59,373	59,101
Obligations to affiliates	94,153	138,769

Total current liabilities	542,494	558,886

Deferred income taxes	2,439,188	2,440,241
Long-term obligations, less current portion	854,733	862,812

Total liabilities	3,836,415	3,861,939

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares and 20,000 shares issued and outstanding, at face value	—	50,000
Common stock, $.01 par value; 20,000,000 shares authorized; 3,072,141 and 3,052,141 shares issued and outstanding	30,721	30,521
Additional paid-in capital	2,522,150	2,472,727
Retained earnings	4,752,580	5,017,791
Accumulated other comprehensive income:
Unrealized losses on marketable equity securities	(78,957)	(77,084)

Total shareholders’ equity	7,226,494	7,493,955

Total liabilities and shareholders’ equity	$11,062,909	$11,355,894

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,

	2002	2001

Revenues	$175,800	$298,233

Cost of goods sold	70,684	145,530

Gross profit	105,116	152,703

Operating expenses:
Selling, general and administrative expenses	246,097	459,708
Amortization expense	311	1,676
Depreciation expense	23,032	26,310

Total operating expenses	269,440	487,694

Operating income (loss) before other income and expense	(164,324)	(334,991)

Other income (expense):
Interest income	34,160	21,140
Other income and expenses, net	47,144	152,129
Equity in income (loss) of affiliated companies	(164,184)	299,910
Interest expense	(18,007)	(47,453)

Total other income (expense)	(100,887)	425,726

Income (loss) before income taxes	(265,211)	90,735

Income taxes	—	—

Net income (loss)	(265,211)	90,735

Preferred stock dividends	377	1,125

Net income (loss) available to common shareholders	$(265,588)	$89,610

Basic income (loss) per share	$(0.09)	$0.03

Basic weighted average number of common shares outstanding	3,062,251	2,917,141

Diluted income (loss) per share	$(0.09)	$0.03

Diluted weighted average number of common shares outstanding	3,062,031	3,457,141

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Three Months Ended June 30, 2002

									Accumulated Other Comprehensive Income
	Series A		Series B						Unrealized Losses on Securities
	Preferred Stock		Preferred Stock		Common Stock		Additional Paid-in Capital			Total Shareholders’ Equity
								Retained
	Shares	Dollars	Shares	Dollars	Shares	Dollars		Earnings

Balances at March 31, 2002 (Audited)	—	$—	20,000	$50,000	3,052,141	$30,521	$2,472,727	$5,017,791	$(77,084)	$7,493,955

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(265,211)	—	(265,211)
Unrealized gains (losses) on marketable equity securities (net of tax of $49,752)	—	—	—	—	—	—	—	—	(1,873)	(1,873)

Comprehensive income (loss)										(267,084)
Conversion of 20,000 shares of Series B preferred stock to 20,000 shares of common stock	—	—	(20,000)	(50,000)	20,000	200	49,800	—	—	—
Dividends to preferred shareholders	—	—	—	—	—	—	(377)	—	—	(377)

Balances at June 30, 2002 (Unaudited)	—	$—	—	$—	3,072,141	$30,721	$2,522,150	$4,752,580	$(78,957)	$7,226,494

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$(265,211)	$90,735

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	23,343	27,984
Equity in (income) loss of affiliated companies	164,184	(299,910)
Changes in operating assets and liabilities:
Accounts receivable	(51,280)	—
Inventories	(13,789)	(17,903)
Due to/from affiliates, net	(64,398)	(4,713)
Prepaid expenses	13,386	(16,951)
Other current assets	845	(13,077)
Other assets	(24,877)	18,804
Accounts payable	28,980	20,457
Other payables	3,556	(16,317)
Accrued expenses	(105)	47,911

Net cash used in operating activities	(185,366)	(162,980)

Cash flows from investing activities:
Purchases of property and equipment	(22,993)	(1,261)
Proceeds from related party receivables	20,460	14,263

Net cash provided by (used in) investing activities	(2,533)	13,002

Cash flows from financing activities:
Payments of long-term obligations	(12,663)	(10,863)
Payments of related party obligations	—	3,951

Net cash used in financing activities	(12,663)	(6,912)

Net increase (decrease) in cash	(200,562)	(156,890)

Cash and cash equivalents at beginning of period	717,674	1,131,156

Cash and cash equivalents at end of period	$517,112	$974,266

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)

	Three Months Ended June 30,

	2002	2001

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,835	$46,988

Cash paid during the period for income taxes	$—	—

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$429,846	$—

Supplemental schedule of non-cash financing activities:
Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$50,000	$—

Accrual of preferred stock dividends	$377	$1,125

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE MONTHS ENDED
JUNE 30, 2002 AND JUNE 30, 2001

NOTE A-BASIS OF PRESENTATION

            The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2002.

            Certain reclassifications have been made to the financial statements as of and for the three months ended June 30, 2001, and as of March 31, 2002, to conform to the presentation as of and for the three months ended June 30, 2002.

NOTE B-PRINCIPLES OF CONSOLIDATION

            The condensed consolidated financial statements as of and for the three months ended June 30, 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc."Herbal", Dynamic Life, Inc. and its subsidiary Dynamic Life Asia, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

            The condensed consolidated financial statements as of and for the three months ended June 30, 2001 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd., Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Effective November 30, 2001, the Company sold Dynamic Life Korea Ltd. (“Dynamic Korea”). Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months ended June 30, 2001 include the results of operations of Dynamic Korea from January 1, 2001 through March 31, 2001. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

            Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

            Investment in net assets of an affiliated company, DrugMax, Inc. (“DrugMax”), accounted for under the equity method amounted to $7,139,125 as of June 30, 2002 with ($155,214) and $299,910 being recorded as the Company’s share of DrugMax’s income (loss) for the three months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and 2001, the Company owned approximately 27% and 34% of DrugMax, respectively. Based on market prices, this investment had a market value of approximately $4,542,550 at June 30, 2002.

            The consolidated results of operations for the three months ended June 30, 2002 and 2001, and the financial position of the Company’s equity-basis affiliate, DrugMax, as of June 30, 2002 are summarized below:

	Three Months Ended June 30,

	2002	2001

	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$63,103,819	$70,876,312
Gross profit	1,980,826	1,801,289
Net income (loss)	(571,690)	883,649

As of

June 30, 2002

(Unaudited)
Condensed Balance Sheet Information:
Current assets	$33,942,769
Non-current assets	28,407,632
Current liabilities	30,664,641
Non-current liabilities	810,855
Total shareholders’ equity	30,874,905

            Investment in net assets of an affiliated company, Vertical Health Solutions, Inc. (“Vertical”), amounted to $435,286 as of June 30, 2002, with $4,060 being recorded as the Company’s share of Vertical’s loss for the three month ended June 30, 2002. At June 30, 2002 and 2001, the Company owned approximately 21% and 5% of Vertical, respectively. The investment in net assets of Vertical amounted to $9,500 as of June 30, 2001. Upon the Company entering into a Conversion Agreement with Vertical, effective June 30, 2002, whereby the Company received 429,846 shares of Series A Preferred stock of Vertical, the Company began accounting for the investment under the equity method (see Note D). As the investment was not accounted for under the equity method during the comparable June 30, 2001 period presented, no financial information is provided for the three months ended June 30, 2001.

            The consolidated results of operations for the three months ended June 30, 2002 and the financial position of the Company’s equity-basis affiliate, Vertical, as of June 30, 2002 are summarized below:

Three Months Ended June 30, 2002

(Unaudited)
Condensed Income Statement Information:
Net sales	$323,972
Gross profit	170,866
Net loss	(126,246)

As Of June 30, 2002

(Unaudited)
Condensed Balance Sheet Information:
Current assets	$538,964
Non-current assets	303,591
Current liabilities	980,502
Non-current liabilities	27,400
Stockholders’ deficit	(165,347)

            Investment in net assets of an affiliated company, Tribeca Beverage Company (“Tribeca”), accounted for under the equity method amounted to $175,954 as of June 30, 2002, with $4,909 being recorded as the Company’s share of Tribeca’s loss for the three months ended June 30, 2002. At June 30, 2002, the Company owned 20% of Tribeca. As the investment did not exist during the comparable June 30, 2001 period presented, no financial information for the Company’s equity-basis affiliate is provided as of and for the three months ended June 30, 2001.

            The results of operations for the three months ended June 30, 2002 and the financial position of the Company’s equity-basis affiliate, Tribeca, as of June 30, 2002 are summarized below:

Three Months Ended June 30, 2002

(Unaudited)
Condensed Income Statement Information:
Net sales	$37,954
Gross profit	17,145
Net loss	(24,544)

As Of June 30, 2002

(Unaudited)
Condensed Balance Sheet Information:
Current assets	$102,576
Non-current assets	4,813
Current liabilities	19,619
Non-current liabilities	—
Stockholders’ equity	87,770

NOTE D-CONVERSION OF NOTES RECEIVABLE FROM AFFILIATE

            In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc., an affiliate of the Company. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. As of June 30, 2002, the investment in Vertical amounted to $435,286 and is included in investments in unconsolidated affiliates.

NOTE E–COMPREHENSIVE INCOME

            The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months ended June 30, 2002 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a consolidated statement of changes in shareholders' equity statement. The following presents comprehensive income as of June 30, 2002:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized losses on marketable equity securities held for sale	$2,927	$(1,053)	$1,873

Other comprehensive income	$2,927	$(1,053)	$1,873

NOTE F-INCOME TAXES

            The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the period presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of June 30, 2002 of zero and $2,439,188, respectively, primarily as a result of the differences arising between book and tax basis of the gain resulting from the Company’s sale of its subsidiary, Becan Distributors, Inc. (“Becan”), in November 1999.

NOTE G-RELATED PARTY TRANSACTIONS

            On October 1, 1999, the Company entered into a triple-net lease agreement with Go2Pharmacy, Inc. (“Go2”), an affiliate of the Company, whereby Go2 agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Go2’s corporate headquarters and also serves as part of Go2’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, and Chairman of the Board of Go2.

            On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Go2, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for offices, warehousing and shipping operations. The facility is leased for a term of approximately one year, ending on March 31, 2003. The lease contains an option to continue the lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The rental under the lease is $33,384 annually.

            For the three months ended June 30, 2002 and 2001, purchases of products from subsidiaries of Go2 were approximately $61,105 and $56,316, respectively. For the three months ended June 30, 2002 and 2001, sales of products to a subsidiary of Go2 were approximately $3,394 and zero, respectively. As of March 31, 2002 and June 30, 2002, approximately $74,701 and $60,980, respectively, were due to Go2, and are included in obligations to affiliates.

            For the three months ended June 30, 2002 and 2001, sales of products to a subsidiary of DrugMax, an affiliate of the Company, were approximately $5,760 and zero, respectively. As of March 31, 2002 and June 30, 2002, zero and $5,760, respectively, were due from DrugMax, and are included in due from affiliates. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

            Amounts due from affiliates and amounts due to affiliates represent amounts owed to or amounts owed by the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received.

NOTE H-SUBSEQUENT EVENTS

            In July 2002, the Company obtained clearance of its Form 211 with NASD Regulation for listing of the Company’s common stock on the OTC Bulletin Board.

            In July 2002, the Company declared a dividend distribution of 23,709 shares of its investment in Go2’s common stock to the holders of record of Series B 6% Cumulative Convertible Preferred stock of the Company, as of December 31, 2001.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            The following management discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto presented elsewhere in this Form 10-QSB. The discussion is based upon such condensed consolidated financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

            The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such condensed consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

Overview

            The Company derives its revenues from developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits.

            Cost of goods sold is comprised of direct product costs, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support the warehousing of product and other warehousing overhead. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consist primarily of interest income associated with notes receivable, and interest expense associated with borrowings to finance capital and other working capital needs.

            In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company’s products to distributors in Korea. On November 30, 2001, the Company subsequently sold Dynamic Korea. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three months ended June 30, 2001 include the results of operations of Dynamic Korea from January 1, 2001 through March 31, 2001.

Results of Operations

Three Months Ended June 30, 2002 Compared To Three Months Ended June 30, 2001

             Revenues. The Company generated revenues of $175,800 for the three months ended June 30, 2002, a decrease of $122,433 or 41.1%, compared to $298,233 for the three months ended June 30, 2001. The decrease in revenues was primarily attributable to the absence of revenues associated with Dynamic Korea, the Company’s foreign subsidiary, due to the sale of Dynamic Korea in November 2001, and was partially offset by an increase in revenues associated with Herbal, due to increased sales to existing customers with the introduction of new products, and the expansion of Herbal’s customer base.

             Gross profit. The Company achieved a gross profit of $105,116 for the three months ended June 30, 2002, a decrease of $47,587 or 31.2%, compared to $152,703 for the three months ended June 30, 2001. Gross margin, as a percentage of revenues, increased from 51.2% for the three months ended June 30, 2001 to 59.8% for the three months ended June 30, 2002. The increase was primarily attributable to increased revenues and related cost of goods sold associated with Herbal, which yield higher gross margins than that of Dynamic Korea, whose revenues and related cost of goods sold were reflected in the three months ended June 30, 2001.

             Operating expenses. The Company incurred operating expenses of $269,440 for the three months ended June 30, 2002, compared to $487,694 for the three months ended June 30, 2001. These costs include various selling, general and administrative expenses that consist primarily of advertising and promotional expenses; personnel costs related to general management functions, sales and general office, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, and other indirect operating expenses of $246,097. Additionally, operating expenses include costs for amortization of $311 and depreciation of $23,032. The 44.8% decrease in operating expenses for the three months ended June 30, 2002, from those of the three months ended June 30, 2001, was primarily due to the absence of operating expenses associated with Dynamic Korea, and was partially offset by an increase in rents, as well as increased payroll expenses and costs associated with fringe benefits to support our increased net sales associated with Herbal, and the Company’s growth. As a percentage of sales, operating expenses decreased to 153.3% for the three months ended June 30, 2002, from 163.5% for the three months ended June 30, 2001.

             Interest income. Interest income was $34,160 for the three months ended June 30, 2002, compared to $21,140 for the three months ended June 30, 2001. The increase in interest income was primarily a result of an increase in notes receivable, associated with the sale of Dynamic Korea in November 2001.

             Interest expense. Interest expense was $18,007 for the three months ended June 30, 2002, compared to $47,453 for the three months ended June 30, 2001. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations, as well as favorable interest rate changes.

             Income taxes. At June 30, 2002 the Company had a deferred income tax liability of approximately $2.4 million, primarily associated with the gain resulting from the Company’s sale of its subsidiary, Becan, in November 1999.

             Net income (loss) per share. Net income per share for the three months ended June 30, 2001 was $0.03, compared to net loss per share of $0.09 for the three months ended June 30, 2002. The decrease in net income per share was primarily a result of the equity in loss of affiliated companies of $164,184 for the three months ended June 30, 2002, compared to equity in income of affiliated companies of $299,910 for the three months ended June 30, 2001.

             Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

            The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $256,520 at June 30, 2002, compared to working capital of $430,074 at March 31, 2002.

            Net cash used in operating activities was $185,366 for the three months ended June 30, 2002, as compared to net cash used in operating activities of $162,980 for the three months ended June 30, 2001. The usage of cash was primarily attributable to an increase in accounts receivable of $51,280, an increase in inventories of $13,789, an increase in amounts due to/from affiliates, net of $64,398, an increase in other assets of $24,877 and a decrease in accrued expenses of $105, partially offset by a decrease in prepaid expenses of $13,386, a decrease in other current assets of $845, an increase in accounts payable of $28,980 and an increase in other payables of $3,556.

            Net cash used in investing activities was $2,533, representing purchases of property and equipment of $22,993, partially offset by proceeds from related party receivables of $20,460.

            Net cash used in financing activities was $12,663, representing payments of long-term obligations.

            At June 30, 2002, the Company had $517,112 in cash and cash equivalents, as compared to $974,266 at June 30, 2001.

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

            In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc., an affiliate of the Company. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical.

PART II – OTHER INFORMATION

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            There were no matters submitted to a vote of security holders during the three months ended June 30, 2002.

Item 5. OTHER INFORMATION.

            In July 2002, the Company obtained clearance of its Form 211 with NASD Regulation for listing of the Company’s common stock on the OTC Bulletin Board.

            In July 2002, the Company declared a dividend distribution of 23,709 shares of its investment in Go2’s common stock to the holders of record of Series B 6% Cumulative Convertible Preferred stock of the Company, as of December 31, 2001.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

            The following exhibits are filed with this report:

10.1	Conversion Agreement, effective June 30, 2002, between Dynamic Health Products, Inc. and Vertical Health Solutions, Inc., dated July 29, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

(b) Reports on Form 8-K.

            During the three months ended June 30, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC HEALTH PRODUCTS, INC.
Date: August 14, 2002	By:	/s/ Mandeep K. Taneja

Mandeep K. Taneja, President (Principal Executive Officer)

Date: August 14, 2002	By:	/s/ Cani I. Shuman

Cani I. Shuman, Chief Financial Officer