Form 10QSB
period 2002-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2002-11-19
CIK 949925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-23031

DYNAMIC HEALTH PRODUCTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	34-1711778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12399 Belcher Road South, Suite 160, Largo, Florida	33773
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 324-6667

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 14, 2002 was 3,082,875.

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$276,932	$666,213
Certificate of deposit	45,368	51,461
Marketable equity securities, net	4,196	8,341
Accounts receivable, net	119,335	14,146
Inventories	103,174	96,903
Prepaid expenses	58,309	41,434
Other current assets	114,406	28,543
Due from affiliates	2,683	471
Due from related parties	—	1,145
Notes receivable, net	—	—
Notes receivable from affiliates	35,907	80,303

Total current assets	760,310	988,960

Property, plant and equipment, net	1,399,323	1,423,019

Intangible assets, net	25,205	25,827
Investments in unconsolidated affiliates	4,375,818	7,484,703
Notes receivable	1,071,027	1,028,411
Note receivable from affiliate	—	393,228
Other assets, net	15,489	11,746

Total assets	$7,647,172	$11,355,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$238,812	$218,735
Other payables	163,918	97,523
Current portion of long-term obligations	41,057	44,758
Accrued expenses	45,153	59,101
Obligations to affiliates	34,863	138,769

Total current liabilities	523,803	558,886

Deferred income taxes	1,096,782	2,440,241
Long-term obligations, less current portion	879,430	862,812

Total liabilities	2,500,015	3,861,939

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares and 20,000 shares issued and outstanding, at face value	—	50,000
Common stock, $.01 par value; 20,000,000 shares authorized; 3,082,875 and 3,052,141 shares issued and outstanding	30,828	30,521
Additional paid-in capital	2,538,144	2,472,727
Retained earnings	2,644,117	5,017,791
Accumulated other comprehensive income:
Unrealized losses on marketable equity securities	(65,932)	(77,084)

Total shareholders’ equity	5,147,157	7,493,955

Total liabilities and shareholders’ equity	$7,647,172	$11,355,894

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Revenues	$244,581	$332,640	$420,402	$631,101

Cost of goods sold	95,796	180,531	166,481	338,970

Gross profit	148,785	152,109	253,921	292,131

Operating expenses:
Selling, general and administrative expenses	225,267	444,912	471,364	904,296
Amortization expense	311	1,676	622	3,352
Depreciation expense	23,657	26,354	46,689	52,663

Total operating expenses	249,235	472,942	518,675	960,311

Operating income (loss) before other income and expense	(100,450)	(320,833)	(264,754)	(668,180)

Other income (expense):
Interest income	23,520	18,873	57,680	39,984
Other income and expenses, net	52,218	108,386	99,343	272,933
Equity in income (loss) of affiliated companies	(3,374,547)	248,228	(3,538,730)	548,139
Losses on marketable equity securities, net	(21,570)	(17,503)	(21,570)	(17,540)
Interest expense	(16,035)	(43,920)	(34,043)	(91,370)

Total other income (expense)	(3,336,414)	314,064	(3,437,320)	752,146

Income (loss) before income taxes	(3,436,864)	(6,769)	(3,702,074)	83,966

Income tax expense (benefit)	(1,328,400)	300	(1,328,400)	300

Net income (loss)	(2,108,464)	(7,069)	(2,373,674)	83,666

Preferred stock dividends	—	1,125	—	2,250

Net income (loss) available to common shareholders	$(2,108,464)	$(8,194)	$(2,373,674)	$81,416

Basic income (loss) per share	$(0.69)	$—	$(0.77)	$0.03

Basic weighted average number of common shares outstanding	3,072,258	2,917,141	3,067,282	2,917,141

Diluted income (loss) per share	$(0.69)	$—	$(0.77)	$0.02

Diluted weighted average number of common shares outstanding	3,072,258	2,917,141	3,072,200	3,457,141

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Six Months Ended September 30, 2002

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Unrealized Losses on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2002 (Audited)	—	$—	20,000	$50,000	3,052,141	$30,521	$2,472,727	$5,017,791	$(77,084)	$7,493,955

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(2,373,674)	—	(2,373,674)
Unrealized gains (losses) on marketable equity securities (net of tax of $ 6,273)	—	—	—	—	—	—	—	—	11,152	11,152

Comprehensive income (loss)										(2,362,522)

Conversion of 20,000 shares of Series B preferred stock to 20,000 shares of common stock	—	—	(20,000)	(50,000)	20,000	200	49,800	—	—	—

Issuance of 10,734 shares of common stock in payment of accrued preferred share dividends	—	—	—	—	10,734	107	15,617	—	—	15,724

Balances at September 30, 2002 (Unaudited)	—	$—	—	$—	3,082,875	$30,828	$2,538,144	$2,644,117	$(65,932)	$5,147,157

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(2,373,674)	$83,666

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	47,311	56,014
Equity in (income) loss of affiliated companies	3,538,730	(548,138)
Losses on sale of marketable equity securities, net	21,570	17,503
Changes in operating assets and liabilities:
Accounts receivable	(105,189)	—
Inventories	(6,271)	18,172
Due to/from affiliates, net	(117,653)	27,972
Prepaid expenses	(16,875)	(47,464)
Other current assets	(85,863)	(24,767)
Other assets	(46,359)	19,108
Accounts payable	20,077	23,530
Other payables	66,395	(13,221)
Accrued expenses	1,775	54,622
Deferred income taxes	(1,349,732)	—

Net cash used in operating activities	(405,758)	(333,003)

Cash flows from investing activities:
Purchases of property and equipment	(22,993)	(1,261)
Purchase of certificate of deposit	(45,906)	(50,483)
Redemption of certificate of deposit	51,999	—
Purchase of investment in common stock	—	(50,349)
Proceeds from sale of marketable equity securities	—	2,351
Proceeds from related party receivables	20,460	23,406

Net cash provided by (used in) investing activities	3,560	(76,336)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	34,651	15,832
Payments of long-term obligations	(21,734)	(17,952)
Proceeds from issuance of related party obligations	—	11,620

Net cash provided by financing activities	12,917	9,500

Net increase (decrease) in cash	(389,281)	(399,839)

Cash and cash equivalents at beginning of period	666,213	1,131,156

Cash and cash equivalents at end of period	$276,932	$731,317

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—
(Continued)

	Six Months Ended September 30,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,697	$69,114

Cash paid during the period for income taxes	$21,332	$300

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$429,846	$—

Obligation to affiliate incurred for purchase of investment in common stock	$—	$149,651

Supplemental schedule of non-cash financing activities:
Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$50,000	$—

Accrual of preferred stock dividends	$377	$2,250

Issuance of common stock in payment of accrued preferred share dividends	$16,101	$—

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED
SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2002.

Certain reclassifications have been made to the financial statements as of and for the three and six months ended September 30, 2001, and as of March 31, 2002, to conform to the presentation as of and for the three and six months ended September 30, 2002.

NOTE B—PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Dynamic Life, Inc. and its subsidiary Dynamic Life Asia, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2001 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd., Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Effective November 30, 2001, the Company sold Dynamic Life Korea Ltd. (“Dynamic Korea”). Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended September 30, 2001 include the results of operations of Dynamic Korea from April 1, 2001 through June 30, 2001 and January 1, 2001 through June 30, 2001. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in net assets of an affiliated company, DrugMax, Inc. (“DrugMax”), accounted for under the equity method amounted to $3,800,074 as of September 30, 2002, with ($3,339,051) and ($3,494,265), and $249,617 and $549,528 being recorded as the Company’s share of DrugMax’s income (loss) for the three and six months ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, the Company owned approximately 27% and 34% of DrugMax, respectively. Based on market prices, this investment had a market value of approximately $2,783,520 at September 30, 2002.

The consolidated results of operations for the three and six months ended September 30, 2002 and 2001, and the financial position of the Company’s equity-basis affiliate, DrugMax, as of September 30, 2002 are summarized below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$73,736,121	$66,187,701	$136,839,940	$137,064,013
Gross profit	2,279,786	1,676,828	4,260,612	3,478,116
Net income (loss)	(12,298,531)	735,466	(12,870,220)	1,619,114

As of September 30, 2002
(Unaudited)
Condensed Balance Sheet Information:
Current assets	$38,369,983
Non-current assets	15,892,923
Current liabilities	35,021,970
Non-current liabilities	664,560
Total shareholders’ equity	18,576,376

Investment in net assets of an affiliated company, Vertical Health Solutions, Inc. (“Vertical”), amounted to $405,108 as of September 30, 2002, with $30,178 and $34,238 being recorded as the Company’s share of Vertical’s loss for the three and six months ended September 30, 2002, respectively. At September 30, 2002 and 2001, the Company owned approximately 21% and 4% of Vertical, respectively. The investment in net assets of Vertical amounted to $9,500 as of September 30, 2001. Upon the Company entering into a Conversion Agreement with Vertical, effective June 30, 2002, whereby the Company received 429,846 shares of Series A Preferred stock of Vertical, the Company began accounting for the investment under the equity method (see Note D). As the investment was not accounted for under the equity method during the comparable September 30, 2001 periods presented, no financial information is provided for the three and six months ended September 30, 2001.

The consolidated results of operations for the three and six months ended September 30, 2002, and the financial position of the Company’s equity-basis affiliate, Vertical, as of September 30, 2002 are summarized below:

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$488,005	$811,976
Gross profit	182,548	353,413
Net loss	(144,072)	(270,318)

As Of September 30, 2002
(Unaudited)
Condensed Balance Sheet Information:
Current assets	$411,899
Non-current assets	285,969
Current liabilities	976,161
Non-current liabilities	31,124
Shareholders’ deficit	(309,417)

Investment in net assets of an affiliated company, Tribeca Beverage Company (“Tribeca”), accounted for under the equity method amounted to $170,636 as of September 30, 2002, with $5,318 and $10,227 being recorded as the Company’s share of Tribeca’s loss for the three and six months ended September 30, 2002, respectively. At September 30, 2002 and 2001, the Company owned 20% of Tribeca.

The results of operations for the three and six months ended September 30, 2002 and 2001, and the financial position of the Company’s equity-basis affiliate, Tribeca, as of September 30, 2002 are summarized below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$15,908	$—	$53,862	$—
Gross profit	7,208	—	24,353	—
Net income (loss)	(26,589)	(6,944)	(51,133)	(6,944)

As of September 30, 2002
(Unaudited)
Condensed Balance Sheet Information:
Current assets	$79,407
Non-current assets	5,129
Current liabilities	23,355
Non-current liabilities	—
Total shareholders’ equity	61,181

NOTE D—CONVERSION OF NOTES RECEIVABLE FROM AFFILIATE

In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc., an affiliate of the Company. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical, with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. As of September 30, 2002, the investment in Vertical amounted to $405,108 and is included in investments in unconsolidated affiliates.

NOTE E—COMPREHENSIVE INCOME

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three and six months ended September 30, 2002 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of September 30, 2002:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$(17,425)	$6,273	$(11,152)

Other comprehensive income	$(17,245)	$6,273	$(11,152)

NOTE F—INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The company has a current and a deferred tax liability recorded as of September 30, 2002 of zero and $1,096,782, respectively, primarily as a result of the differences arising between book and tax basis of the gain resulting from the Company’s sale of its subsidiary, Becan Distributors, Inc. (“Becan”), in November 1999.

NOTE G—RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative Companies, Inc., formerly Go2Pharmacy, Inc. (“Innovative”), an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years at approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, and Chairman of the Board of Innovative.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for offices, warehousing and shipping operations. The facility is sublet for a term of approximately one year, ending on March 31, 2003. The sublease contains an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The rental under the sublease is $33,384 annually.

For the three and six months ended September 30, 2002 and 2001, purchases of products from subsidiaries of Innovative were approximately $46,371 and $94,122, and $43,258 and $99,574, respectively. For the three and six months ended September 30, 2002, sales of products to a subsidiary of Innovative were approximately $3,394 and zero, respectively. There were no sales of products to subsidiaries of Innovative for the three and six months ended September 30, 2001. As of March 31, 2002 and September 30, 2002, approximately $74,701 and $14,140, respectively, were due to subsidiaries of Innovative, and are included in obligations to affiliates.

For the three and six months ended September 30, 2002 and 2001, sales of products to a subsidiary of DrugMax, an affiliate of the Company, were approximately $5,760 and zero, respectively. As of March 31, 2002 and September 30, 2002, $113 and $606, respectively, were due from DrugMax, and are included in due from affiliates. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

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

In July 2002, the Company declared a dividend distribution of 23,709 shares of its investment in Innovative’s common stock to the holders of record of Series B 6% Cumulative Convertible Preferred stock of the Company, as of December 31, 2001.

NOTE H—SHAREHOLDERS’ EQUITY

In May 2002, the Company issued 20,000 shares of its common stock. The 20,000 shares of common stock were issued in exchange for 20,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

In July 2002, the Company obtained clearance of its Form 211 with NASD Regulation for listing of the Company’s common stock on the OTC Bulletin Board.

In September 2002, the Company issued 10,734 shares of its common stock in payment of $16,101 of accrued preferred share dividends.

NOTE I—SUBSEQUENT EVENT

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, Inc., a Nevada Corporation, which the Company owns. The payment rate will be .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002.

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

In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company’s products to distributors in Korea. On November 30, 2001, the Company subsequently sold Dynamic Korea. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three and six months ended September 30, 2001 include the results of operations of Dynamic Korea from April 1, 2001 through June 30, 2001 and January 1, 2001 through June 30, 2001.

Results of Operations

Three and Six Months Ended September 30, 2002 Compared To Three and Six Months Ended September 30, 2001

Revenues. The Company generated revenues of $244,581 and $420,402, respectively, for the three and six months ended September 30, 2002, a decrease of $88,059 or 26.5% and

$210,699 or 33.4%, compared to $332,640 and $631,101, respectively, for the three and six months ended September 30, 2001. The decrease in revenues was primarily attributable to the absence of revenues associated with Dynamic Korea, the Company’s foreign subsidiary, due to the sale of Dynamic Korea in November 2001, and was partially offset by an increase in revenues associated with Herbal, due to increased sales to existing customers with the introduction of new products, and the expansion of Herbal’s customer base.

Gross profit. The Company achieved a gross profit of $148,785 and $253,921, respectively, for the three and six months ended September 30, 2002, a decrease of $3,324 or 2.2% and $38,210 or 13.1%, compared to $152,109 and $292,131, respectively, for the three and six months ended September 30, 2001. Gross margin, as a percentage of revenues, increased from 45.7% and 46.3%, respectively, for the three and six months ended September 30, 2001, to 60.8% and 60.4%, respectively, for the three and six months ended September 30, 2002. The increase was primarily attributable to increased revenues and related cost of goods sold associated with Herbal, which yield higher gross margins than that of Dynamic Korea, whose revenues and related cost of goods sold were reflected in the three and six months ended September 30, 2001.

Operating expenses. The Company incurred operating expenses of $249,235 and $518,675, respectively, for the three and six months ended September 30, 2002, compared to $472,942 and $960,311, respectively, for the three and six months ended September 30, 2001. These costs include various selling, general and administrative expenses that consist primarily of advertising and promotional expenses; personnel costs related to general management functions, sales and general office, finance, accounting and information systems, payroll expenses and sales commissions; professional fees related to legal, audit and tax matters, and other indirect operating expenses of $225,267 and $471,364, respectively, for the three and six months ended September 30, 2002. Additionally, operating expenses include costs for amortization of $311 and $622, respectively, and depreciation of $23,657 and $46,689, respectively, for the three and six months ended September 30, 2002. The 47.3% and 46.0% decrease in operating expenses, respectively, for the three and six months ended September 30, 2002, from those of the three and six months ended September 30, 2001, was primarily due to the absence of operating expenses associated with Dynamic Korea, and was partially offset by an increase in rents, as well as increased payroll expenses and costs associated with fringe benefits to support our increased net sales associated with Herbal, and the Company’s growth. As a percentage of sales, operating expenses decreased to 101.9% and 123.4%, respectively, for the three and six months ended September 30, 2002, from 142.2% and 152.2%, respectively, for the three and six months ended September 30, 2001.

Interest income. Interest income was $23,520 and $57,680, respectively, for the three and six months ended September 30, 2002, compared to $18,873 and $39,984, respectively, for the three and six months ended September 30, 2001. The increase in interest income was primarily a result of an increase in notes receivable, associated with the sale of Dynamic Korea in November 2001.

Interest expense. Interest expense was $16,035 and $34,043, respectively, for the three and six months ended September 30, 2002, compared to $43,920 and $91,370, respectively, for the three and six months ended September 30, 2001. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations, as well as favorable interest rate changes.

Income taxes. At September 30, 2002 the Company had a deferred income tax liability of approximately $1.1 million, primarily associated with the gain resulting from the Company’s sale of its subsidiary, Becan, in November 1999.

Net income (loss) per share. Net loss per share for the three months ended September 30, 2002 was $0.69, compared to net income per share of zero for the three months ended September 30, 2001. Net loss per share for the six months ended September 30, 2002 was $0.77, compared to net income per share of $0.03 for the six months ended September 30, 2001. The decrease in net income per share was primarily a result of the equity in loss of affiliated companies of $3,374,547 and $3,538,730, respectively, for the three and six months ended September 30, 2002, compared to equity in income of affiliated companies of $248,228 and $548,139, respectively, for the three and six months ended September 30, 2001.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $236,507 at September 30, 2002, compared to working capital of $430,074 at March 31, 2002.

Net cash used in operating activities was $405,758 for the six months ended September 30, 2002, as compared to net cash used in operating activities of $333,003 for the six months ended September 30, 2001. The usage of cash was primarily attributable to an increase in accounts receivable of $105,189, an increase in inventories of $6,271, an increase in amounts due to/from affiliates, net of $117,653, an increase in prepaid expenses of $16,875, an increase in other current assets of $85,863, an increase in other assets of $46,359 and a decrease in deferred income taxes of $1,349,732, partially offset by an increase in accounts payable of $20,077, an increase in other payables of $66,395 and an increase in accrued expenses of $1,775.

Net cash provided by investing activities was $3,560, representing the redemption of a certificate of deposit of $51,999 and proceeds from related party receivables of $20,460, partially offset by purchases of property and equipment of $22,993 and the purchase of a certificate of deposit of $45,906.

Net cash provided by financing activities was $12,917, representing proceeds from the issuance of long-term obligations of $34,651 and was partially offset by the payments of long-term obligations of $21,734.

At September 30, 2002, the Company had $276,932 in cash and cash equivalents, as compared to $666,213 at September 30, 2001.

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

In September 2002, the Company issued 10,734 shares of common stock of the Company in payment of $16,101 of accrued preferred share dividends.

Item 3. CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing of this quarterly report on Form 10-QSB, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s President (Principal Executive Officer) and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s President (Principal Executive Officer) and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II—OTHER INFORMATION

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

In September 2002, the Company issued 10,734 shares of common stock of the Company in payment of $16,101 of accrued preferred share dividends.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three and six months ended September 30, 2002.

Item 5. OTHER INFORMATION.

In July 2002, the Company obtained clearance of its Form 211 with NASD Regulation for listing of the Company’s common stock on the OTC Bulletin Board.

In July 2002, the Company declared a dividend distribution of 23,709 shares of its investment in Innovative’s common stock to the holders of record of Series B 6% Cumulative Convertible Preferred stock of the Company, as of December 31, 2001.

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, Inc., a Nevada Corporation, which the Company owns. The payment rate will be .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

The following exhibits are filed with this report:

10.1	Conversion Agreement, effective June 30, 2002, between Dynamic Health Products, Inc. and Vertical Health Solutions, Inc., dated July 29, 2002. (1)

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2002, file number 0-23031, filed in Washington, D.C.

(b)  Reports on Form 8-K.

During the three months ended September 30, 2002, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: November 19, 2002	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, President (Principal Executive Officer)

Date: November 19, 2002	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mandeep K. Taneja, President (Principal Executive Officer) of Dynamic Health Products, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Dynamic Health Products, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	/s/ Mandeep K. Taneja
Mandeep K. Taneja President (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Cani I. Shuman, Chief Financial Officer of Dynamic Health Products, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Dynamic Health Products, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	/s/ Cani I. Shuman
Cani I. Shuman Chief Financial Officer