Form 10QSB
period 2002-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2003-02-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 10, 2003 was 3,082,875.

PART I—FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$120,572	$666,213
Certificate of deposit	45,613	51,461
Marketable equity securities, net	4,920	8,341
Accounts receivable, net	75,554	14,146
Inventories	96,276	96,903
Prepaid expenses	51,448	41,434
Other current assets	28,684	28,543
Due from affiliates	365	471
Due from related parties	—	1,145
Notes receivable from affiliates	36,675	80,303

Total current assets	460,107	988,960

Property, plant and equipment, net	1,398,511	1,423,019

Intangible assets, net	24,894	25,827
Investments in unconsolidated affiliates	525,025	7,484,703
Notes receivable	—	1,028,411
Note receivable from affiliate	—	393,228
Other assets, net	15,489	11,746

Total assets	$2,424,026	$11,355,894

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,154	$218,735
Other payables	111,532	97,523
Current portion of long-term obligations	61,451	44,758
Accrued expenses	37,261	59,101
Accrued income taxes	72,863	—
Obligations to affiliates	47,953	138,769

Total current liabilities	551,214	558,886

Deferred income taxes	—	2,440,241
Long-term obligations, less current portion	839,968	862,812

Total liabilities	1,391,182	3,861,939

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares and 20,000 shares issued and outstanding, at face value	—	50,000
Common stock, $.01 par value; 20,000,000 shares authorized; 3,082,875 and 3,052,141 shares issued and outstanding	30,828	30,521
Additional paid-in capital	2,538,144	2,472,727
Retained earnings (deficit)	(1,470,660)	5,017,791
Accumulated other comprehensive income:
Unrealized losses on marketable equity securities	(65,468)	(77,084)

Total shareholders’ equity	1,032,844	7,493,955

Total liabilities and shareholders’ equity	$2,424,026	$11,355,894

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Revenues	$148,225	$386,617	$568,607	$1,017,795
Cost of goods sold	71,420	253,945	237,901	592,971

Gross profit	76,805	132,672	330,706	424,824
Operating expenses:
Selling, general and administrative expenses	227,854	440,919	698,851	1,345,157
Amortization expense	311	(2,419)	933	933
Depreciation expense	23,769	26,372	70,458	79,032
Bad debt expense	1,115,474	20,000	1,115,842	20,021
Impairment of intangible assets	—	95,085	—	95,085

Total operating expenses	1,367,408	579,957	1,886,084	1,540,228

Operating income (loss) before other income and expense	(1,290,603)	(447,285)	(1,555,378)	(1,115,404)
Other income (expense):
Interest income	(41,362)	23,811	16,319	63,794
Gain on sale of subsidiary	—	1,584,318	—	1,584,318
Gain on transfer of equity securities	—	301,107	—	301,107
Loss on distribution of investment	(1,388,088)	—	(1,388,088)	—
Losses on marketable equity securities, net	—	—	(21,570)	(17,503)
Other income and expenses, net	61,815	139,608	161,178	412,445
Equity in income (loss) of affiliated companies	(46,456)	42,132	(3,585,186)	590,270
Equity in loss of subsidiary through date of sale	—	(93,985)	—	(93,985)
Interest expense	(18,013)	(34,498)	(52,056)	(125,867)

Total other income (expense)	(1,432,104)	1,962,493	(4,869,403)	2,714,579

Income (loss) before income taxes	(2,722,707)	1,515,208	(6,424,781)	1,599,175

Income tax expense (benefit)	(1,024,180)	708,719	(2,352,580)	709,019

Net income (loss)	(1,698,527)	806,489	(4,072,201)	890,156

Preferred stock dividends	—	1,125	—	3,375

Net income (loss) available to common shareholders	$(1,698,527)	$805,364	$(4,072,201)	$886,781

Basic income (loss) per share	$(0.55)	$0.28	$(1.33)	$0.30

Basic weighted average number of common shares outstanding	3,082,875	2,917,141	3,072,498	2,917,141

Diluted income (loss) per share	$(0.55)	$0.28	$(1.33)	$0.30

Diluted weighted average number of common shares outstanding	3,082,875	2,917,141	3,072,498	2,917,141

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended December 31, 2002

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Losses on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2002 (Audited)	—	$—	20,000	$50,000	3,052,141	$30,521	$2,472,727	$5,017,791	$(77,084)	$7,493,955
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(4,072,201)	—	(4,072,201)
Unrealized gains (losses) on marketable equity securities (net of tax of $6,533)	—	—	—	—	—	—	—	—	11,616	11,616

Comprehensive income (loss)										(4,060,585)
Conversion of 20,000 shares of Series B preferred stock to 20,000 shares of common stock	—	—	(20,000)	(50,000)	20,000	200	49,800	—	—	—
Issuance of 10,734 shares of common stock in payment of accrued preferred share dividends	—	—	—	—	10,734	107	15,617	—	—	15,724
Dividend distribution of 1,933,000 shares of DrugMax, Inc. at $1.25 per share	—	—	—	—	—	—	—	(2,416,250)	—	(2,416,250)

Balances at December 31, 2002 (Unaudited)	—	$—	—	$—	3,082,875	$30,828	$2,538,144	$(1,470,660)	$(65,468)	$1,032,844

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(4,072,201)	$890,156
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	71,391	79,969
Impairment of intangible assets	—	95,085
Write off of uncollectible note receivable	1,028,411	—
Write off of uncollectible other receivables	87,063	—
Equity in (income) loss of affiliated companies	3,585,186	(590,270)
Equity in loss of subsidiary through date of sale	—	93,985
Gain on sale of subsidiary	—	(1,584,318)
Gain on transfer of equity securities	—	(301,107)
Loss on distribution of investment	1,388,088	—
Losses on sales of marketable equity securities, net	21,570	17,503
Changes in operating assets and liabilities:
Accounts receivable	(61,408)	(56,423)
Inventories	627	12,098
Due to/from affiliates, net	(104,214)	56,748
Prepaid expenses	(10,014)	14,579
Other current assets	(86,004)	(34,345)
Other assets	(3,743)	48,631
Accounts payable	1,419	58,012
Other payables	14,009	27,581
Accrued expenses	(6,117)	58,098
Accrued income taxes	72,863	112,540
Deferred income taxes	(2,446,774)	596,179

Net cash used in operating activities	(519,848)	(405,299)

Cash flows from investing activities:
Purchases of property and equipment	(45,950)	(3,254)
Cash transferred with sale of subsidiary	—	(9,605)
Purchase of certificate of deposit	(46,151)	—
Redemption of certificate of deposit	51,999	—
Purchase of investment in common stock	—	(83,341)
Proceeds from sale of marketable equity securities	—	2,351
Proceeds from related party receivables	20,460	23,406

Net cash used in investing activities	(19,642)	(70,443)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	34,651	15,832
Payments of long-term obligations	(40,802)	(31,261)
Proceeds from issuance of related party obligations	—	11,620

Net cash used in financing activities	(6,151)	(3,809)

Net increase (decrease) in cash	(545,641)	(479,551)
Cash and cash equivalents at beginning of period	666,213	1,131,156

Cash and cash equivalents at end of period	$120,572	$651,605

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—(Continued)

	Nine Months Ended December 31,
	2002	2001
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,536	$89,163

Cash paid during the period for income taxes	$21,332	$300

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$429,846	$—

Note received from sale of subsidiary	$—	$1,000,000

Supplemental schedule of non-cash financing activities:
Distribution of investment	$3,804,338	$—

Dividend distribution of 1,933,000 shares of DrugMax, Inc.	$2,416,250	$—

Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$50,000	$—

Accrual of preferred stock dividends	$377	$3,375

Issuance of common stock in payment of accrued preferred share dividends	$16,101	$—

Transfer of equity securities in exchange for settlement of notes payable and accrued interest	$—	$1,131,331

Obligation to affiliate incurred for purchase of investment in common stock	$—	$116,659

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2002 AND DECEMBER 31, 2001

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2002.

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended December 31, 2001, and as of March 31, 2002, to conform to the presentation as of and for the three and nine months ended December 31, 2002.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Dynamic Life, Inc. and its subsidiary Dynamic Life Asia, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2001 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Dynamic Life, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd., Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Effective November 30, 2001, the Company sold Dynamic Life Korea Ltd. (“Dynamic Korea”). Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2001 include the results of operations of Dynamic Korea from July 1, 2001 through September 30, 2001 and January 1, 2001 through September 30, 2001. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in net assets of an affiliated company, DrugMax, Inc. (“DrugMax”), was accounted for under the equity method until November 22, 2002, at which time the Company distributed all of its shares of common stock of DrugMax to its shareholders (see Note G). For the period from October 1, 2002 through November 21, 2002, $4,264 was recorded as the Company’s share of DrugMax’s income. For the period from April 1, 2002 through November 21, 2002, $3,490,001 was recorded as the Company’s share of DrugMax’s loss. For the three and nine months ended December 31, 2001, $50,708 and $600,235 were recorded as the Company’s share of DrugMax’s income, respectively. At December 31, 2002 and 2001, the Company owned zero and approximately 30% of DrugMax, respectively.

The consolidated results of operations of DrugMax for the three and nine months ended December 31, 2002 and 2001 are summarized below:

	Three Months December 31,		Nine Months December 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$85,233,822	$63,735,331	$222,073,763	$200,799,344
Gross profit	1,883,182	2,121,733	6,144,490	5,599,849
Net income (loss)	10,333	377,010	(12,859,887)	1,996,126

Investment in net assets of an affiliated company, Vertical Health Solutions, Inc. (“Vertical”), was accounted for under the equity method until December 31, 2002, at which time the Company’s percentage of ownership in Vertical was reduced from approximately 21.0% to approximately 19.5%. As of December 31, 2002, the investment amounted to $357,602. For the three and nine months ended December 31, 2002, $47,206 and $81,444 were recorded as the Company’s share of Vertical’s loss. As of December 31, 2001, the Company owned approximately 4% of Vertical and its investment in net assets of Vertical amounted to $9,500. Upon the Company entering into a Conversion Agreement with Vertical, effective June 30, 2002, whereby the Company received 429,846 shares of Series A Preferred stock of Vertical, the Company began accounting for the investment under the equity method (see Note D). As the investment was not accounted for under the equity method during the comparable December 31, 2001 periods presented, no financial information is provided for the three and nine months ended December 31, 2001.

The consolidated results of operations of Vertical for the three and nine months ended December 31, 2002 are summarized below:

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$339,647	$1,151,623
Gross profit	159,455	512,868
Net loss	(225,365)	(495,683)

Investment in net assets of an affiliated company, Tribeca Beverage Company (“Tribeca”), accounted for under the equity method amounted to $167,123 as of December 31, 2002, with $3,514 and $13,741, and $8,576 and $9,965 being recorded as the Company’s share of Tribeca’s loss for the three and nine months ended December 31, 2002 and 2001, respectively. On December 18, 2002, the Company purchased an additional 100,000 shares, or 10% of Tribeca for $1. At December 31, 2002 and 2001, the Company owned 30% and 20%, respectively, of Tribeca.

The results of operations for the three and nine months ended December 31, 2002 and 2001, and the financial position of the Company’s equity-basis affiliate, Tribeca, as of December 31, 2002 are summarized below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
	Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$(3,518)	$15,881	$50,344	$15,881
Gross profit	(1,357)	8,930	22,996	8,724
Net loss	(16,327)	(42,882)	(67,460)	(49,825)

				As of December 31, 2002
				(Unaudited)
Condensed Balance Sheet Information:
Current assets				$60,780
Non-current assets				2,412
Current liabilities				18,338
Non-current liabilities				—
Total shareholders’ equity				44,854

NOTE D-CONVERSION OF NOTES RECEIVABLE FROM AFFILIATE

In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc., an affiliate of the Company. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical, with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. As of December 31, 2002, the investment in Vertical amounted to $357,902 and is included in investments in unconsolidated affiliates.

NOTE E-COMPREHENSIVE INCOME

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three and nine months ended December 31, 2002 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of December 31, 2002:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$(18,149)	$6,533	$(11,616)

Other comprehensive income	$(18,149)	$6,533	$(11,616)

NOTE F-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. As of December 31, 2002, the Company had an accrued income tax liability of $72,863 and no net deferred income tax asset or liability.

NOTE G-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative Companies, Inc., formerly Go2Pharmacy, Inc. (“Innovative”), an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, and Chairman of the Board of Innovative.

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

For the three and nine months ended December 31, 2002 and 2001, purchases of products from subsidiaries of Innovative were approximately $29,104 and $123,226, and $113,154 and $212,728, respectively. For the three and nine months ended December 31, 2002, sales of products to a subsidiary of Innovative were zero and approximately $3,573, respectively. There were no sales of products to subsidiaries of Innovative for the three and nine months ended December 31, 2001. As of March 31, 2002 and December 31, 2002, approximately $74,701 and $34,675, respectively, were due to subsidiaries of Innovative, and are included in obligations to affiliates.

For the three and nine months ended December 31, 2002, sales of products to a subsidiary of DrugMax, an affiliate of the Company, were zero and $5,760, respectively. There were no sales of products to subsidiaries of DrugMax for the three and nine months ended December 31, 2001. As of March 31, 2002 and December 31, 2002, $113 and $86, respectively, were due from DrugMax, and are included in due from affiliates. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

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

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, Inc., a Nevada corporation, which the Company owned. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

NOTE H-SHAREHOLDERS’ EQUITY

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

In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company’s products to distributors in Korea. On November 30, 2001, the Company subsequently sold Dynamic Korea. Dynamic Korea has a year end of December 31. Accordingly, the condensed consolidated financial statements as of and for the three and nine months ended December 31, 2001 include the results of operations of Dynamic Korea from July 1, 2001 through September 30, 2001 and January 1, 2001 through September 30, 2001.

Results of Operations

Three And Nine Months Ended December 31, 2002 Compared To Three And Nine Months Ended December 31, 2001

Revenues.    The Company generated revenues of $148,225 and $568,607, respectively, for the three and nine months ended December 31, 2002, a decrease of $238,392 or 61.7% and

$449,188 or 44.1%, compared to $386,617 and $1,017,795, respectively, for the three and nine months ended December 31, 2001. The decrease in revenues was primarily attributable to the absence of revenues associated with Dynamic Korea, the Company’s foreign subsidiary, due to the sale of Dynamic Korea in November 2001, and was partially offset by an increase in revenues associated with Herbal, due to increased sales to existing customers with the introduction of new products, and the expansion of Herbal’s customer base.

Gross profit.    The Company achieved a gross profit of $76,805 and $330,706, respectively, for the three and nine months ended December 31, 2002, a decrease of $55,867 or 42.1% and $94,118 or 22.2%, compared to $132,672 and $424,824, respectively, for the three and nine months ended December 31, 2001. Gross margin, as a percentage of revenues, increased from 34.3% and 41.7%, respectively, for the three and nine months ended December 31, 2001, to 51.8% and 58.2%, respectively, for the three and nine months ended December 31, 2002. The increase was primarily attributable to increased revenues and related cost of goods sold associated with Herbal, which yield higher gross margins than that of Dynamic Korea, whose revenues and related cost of goods sold were reflected in the three and nine months ended December 31, 2001.

Operating expenses.    The Company incurred operating expenses of $1,367,408 and $1,886,084, respectively, for the three and nine months ended December 31, 2002, compared to $579,957 and $1,540,228, respectively, for the three and nine months ended December 31, 2001. For the three months ended December 31, 2002, these expenses include various administrative, sales, marketing and other direct operating expenses of $227,854, depreciation and amortization expenses of $24,080, and bad debt expense of $1,115,474, compared to $440,919 in various administrative, sales, marketing and other direct operating expenses, depreciation and amortization expenses of $23,953, bad debt expense of $20,000 and an impairment of intangible assets charge of $95,085, net of amortization expenses, for the three months ended December 31, 2001. For the nine months ended December 31, 2002, these expenses include various administrative, sales, marketing and other direct operating expenses of $698,851, depreciation and amortization expenses of $71,391, and bad debt expense of $1,115,842, compared to $1,345,157 in various administrative, sales, marketing and other direct operating expenses, depreciation and amortization expenses of $79,965, bad debt expense of $20,021 and an impairment of intangible assets charge of $95,085, net of amortization expenses, for the nine months ended December 31, 2001. In November 2001, a note was received in conjunction with the sale of Dynamic Korea. In November 2002, the purchaser defaulted on the note. It has been determined by management of the Company that all further amounts due under this note will be uncollectible. This resulted in an increase in bad debt expense for the three months and nine months ended December 31, 2002 of approximately $1 million.

Operating expenses, excluding amortization expense, depreciation expense, bad debt expense and the impairment of intangible assets charge, increased from 114.0% of revenues for the three months ended December 31, 2001, to 153.7% of revenues for the three months ended December 31, 2002, and decreased to 122.9% of revenues for the nine months ended December 31, 2002, from 132.2% of revenues for the nine months ended December 31, 2001. If you eliminated revenues, and selling, general and administrative expenses associated with Dynamic Korea for the three and nine months ended December 31, 2001, and recalculated selling, general and administrative expenses as a percentage of revenues to reflect a more comparative presentation of the selling, general and administrative expenses, the result would have been a decrease to 153.7% and 122.9% of revenues, respectively, for the three and nine months ended

December 31, 2002, from 195.6% and 236.4% of revenues, respectively, for the three and nine months ended December 31, 2001. The decrease was primarily attributable to decreased legal expenses, and was partially offset by an increase in accounting, rent and insurance expenses.

Interest income.    Interest income was ($41,362) and $16,319, respectively, for the three and nine months ended December 31, 2002, compared to $23,811 and $63,794, respectively, for the three and nine months ended December 31, 2001. The decrease in interest income was a result of a decrease in notes receivable, and a decrease in cash and cash equivalents.

Interest expense.    Interest expense was $18,013 and $52,056, respectively, for the three and nine months ended December 31, 2002, compared to $34,498 and $125,867, respectively, for the three and nine months ended December 31, 2001. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations, as well as favorable interest rate changes.

Income taxes.    The Company had an estimated deferred income tax liability of $2,440,241 as of the fiscal year ended March 31, 2002, which primarily represented the potential future tax expense associated with the gain resulting from the Company’s sale of its subsidiary, Becan Distributors, Inc., in November 1999. The distribution of the Company’s investment in DrugMax to its shareholders in November 2002 resulted in a reduction of the estimated future tax expense associated with that gain. During the three and nine months ended December 31, 2002, the Company recorded a deferred income tax benefit of $1,024,180 and $2,352,580, respectively, which represented the reversal of $1,096,782 and $2,440,241 of the deferred income tax liability, respectively, offset by $72,602 and $87,661 income tax expense, respectively. As of December 31, 2002, the Company had an accrued income tax liability of $72,863 and no net deferred income tax asset or liability.

Net income (loss) per share.    Net loss per share for the three months ended December 31, 2002 was $0.55, compared to net income per share of $0.28 for the three months ended December 31, 2001. Net loss per share for the nine months ended December 31, 2002 was $1.33, compared to net income per share of $0.30 for the nine months ended December 31, 2001. The decrease in net income per share was primarily a result of the loss on distribution of investment of $1,388,088 for the three and nine months ended December 31, 2002, as well as the equity in loss of affiliated companies of $46,456 and $3,585,186, respectively, for the three and nine months ended December 31, 2002, compared to equity in income of affiliated companies of $42,132 and $590,270, respectively, for the three and nine months ended December 31, 2001.

Inflation; Seasonality.    Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2002 and 2001. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had a working capital deficit of $91,107 at December 31, 2002, compared to working capital of $430,074 at March 31, 2002.

Net cash used in operating activities was $519,848 for the nine months ended December 31, 2002, as compared to net cash used in operating activities of $405,299 for the nine months ended December 31, 2001. The usage of cash was primarily attributable to an increase in accounts receivable of $61,408, an increase in amounts due to/from affiliates, net, of $104,214, an increase in prepaid expenses of $10,014, an increase in other current assets of $86,004, an increase in other assets of $3,743, a decrease in accrued expenses of $6,117 and a decrease in deferred income taxes of $2,446,774, partially offset by a decrease in inventories of $627, an increase in accounts payable of $1,419, an increase in other payables of $14,009 and an increase in accrued income taxes of $72,863.

Net cash used in investing activities was $19,642, representing purchases of property and equipment of $45,950, and the purchase of a certificate of deposit of $46,151, partially offset by the redemption of a certificate of deposit of $51,999 and proceeds from related party receivables of $20,460.

Net cash used in financing activities was $6,151, representing payments of long-term obligations of $40,802 and was partially offset by the proceeds from the issuance of long-term obligations of $34,651.

At December 31, 2002, the Company had $120,572 in cash and cash equivalents, as compared to $651,605 at December 31, 2001.

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

In November 2002, the Company distributed 1,933,000 shares of DrugMax as a dividend to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002.

Item 3.    CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing of this quarterly report on Form 10-QSB, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on December 20, 2002. At the meeting, the following actions were taken by the shareholders:

Jugal K. Taneja, Mandeep K. Taneja, Cani I. Shuman, Kotha S. Sekharam, Rakesh K. Sharma, M.D. and Morton L. Stone were elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	For	Against	Withheld
Jugal K. Taneja	2,726,335	-0-	35,430
Mandeep K. Taneja	2,726,335	-0-	35,430
Cani I. Shuman	2,725,468	-0-	36,297
Kotha S. Sekharam	2,759,800	-0-	1,965
Rakesh K. Sharma, M.D.	2,758,867	-0-	2,898
Morton L. Stone	2,759,800	-0-	1,965

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

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, Inc., a Nevada corporation, which the Company owned. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

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

During the three months ended December 31, 2002, the Company filed one report on Form 8-K.

Form 8-K dated November 22, 2002, filed November 26, 2002, with respect to the dividend distribution of the Company’s shares of DrugMax.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: February 14, 2003	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: February 14, 2003	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Mandeep K. Taneja, Chief Executive Officer and President of Dynamic Health Products, Inc., certify that:

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Mandeep K. Taneja
Mandeep K. Taneja Chief Executive Officer and President

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003	/s/ Cani I. Shuman
Cani I. Shuman ChiefFinancial Officer