Form 10KSB
period 2003-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2003-06-30
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common Capital Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $830,436.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $1,043,250, based upon the last reported trade of the stock, which was 200 shares on June 12, 2003, at $0.75 per share.

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 26, 2003 was 3,082,875.

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

The Company, through its wholly-owned subsidiaries, markets and distributes high-quality dietary supplements, over-the-counter drugs, and health and beauty care products, and provides prescription services. The Company’s core branded products focus on dietary supplements, and health and beauty care products that are in high demand, and that have potentially strong margins. The Company markets and distributes approximately 40 products packaged into approximately 76 SKUs.

The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. (“Energy Factors”), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc., in September 2000, its name was changed to Go2Pharmacy, Inc., and in September 2002, its name was changed to Innovative Companies, Inc. (“Innovative”). Innovative creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products. On November 7, 2000, the Securities and Exchange Commission declared Innovative’s registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of Innovative. In March 2001, the Company distributed 2,324,984 shares of Innovative common stock to its shareholders. As of March 31, 2003 and 2002, the Company held 316,307 and 340,016 shares, respectively, of common stock of Innovative.

In June 1998, the Company acquired all of the issued and outstanding capital stock of Becan Distributors, Inc. (“Becan”), incorporated in November 1996, in Ohio. Becan is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, the Company, through Becan, formed Discount Rx, Inc. (“Discount”), a Louisiana corporation. Discount is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan and Discount also provided distribution channels for the Company’s branded products. The Company subsequently sold Becan and its subsidiary, Discount, to DrugMax, Inc. (“DrugMax”), formerly DrugMax.com, Inc. and formerly Nutriceuticals.com, Inc., on November 26, 1999. As of March 31, 2002, the Company held 1,933,000 shares of common stock of DrugMax. In November 2002, the Company distributed all of its shares of DrugMax common stock to its shareholders.

In September 1998, the Company acquired J.Labs, Inc. (“J.Labs”), incorporated in April 1997, as a Florida corporation. The operations of J.Labs consist of the procurement of trademarks and product rights for the Company’s branded products.

In September 1998, the Company formed Incredible Products of Florida, Inc., a Florida corporation, to market dietary supplements through distributors and radio infomercials. In May 1999, the Company formed Dynamic Life, Inc. (“Dynamic Life”), as a Florida corporation. In March 2000, Incredible was merged into Dynamic Life. Dynamic Life marketed dietary supplements, over-the-counter drugs, and health and beauty care products primarily through distributors and through direct marketing to consumers. The operations of Dynamic Life, as previously conducted, are now carried out through Herbal Health Products, Inc. In March 2003, Dynamic Life began providing prescription services through use of the internet and in April 2003, its name was changed to Online Meds Rx, Inc.

In December 1998, the Company formed Herbal Health Products, Inc. (“Herbal”), as a Florida corporation. Herbal acquired the Florida operations of a Colorado company which marketed dietary pet supplements primarily to Veterinarians. In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company. Herbal continues to market dietary supplements and over-the-counter drugs for human consumption, and health and beauty care products, primarily to mass retail outlets by its in-house sales force, through distributors and through direct marketing to consumers.

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

Marketing and Sales

The Company’s products are marketed directly to its wholesale and retail customers by the Company’s in-house salespeople. The Company distributes wholesale dietary supplements, over-the-counter drugs, and health and beauty care products, to independent pharmacies, regional and national chain drugstores, mail order facilities, mass merchandisers, deep discounters and brokers. The Company’s dietary supplements, over-the-counter drugs, and health and beauty care products are also marketed directly to consumers by the Company’s in-house salespeople, through distributors, radio, infomercials and catalog sales.

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

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2003, the Company had no backlog sales orders.

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

Research and Development

The Company contracts research and development primarily through its affiliate, Innovative, where Dr. Kotha S. Sekharam, the President of Innovative and a Director of the Company, provides guidance and direction for Innovative’s research and development team. Nutritional information, as well as label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged directly to expense as incurred.

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

Employees

As of June 26, 2003, the Company had six full-time employees. Of such employees, one was engaged in marketing and sales, one was devoted to warehousing and distribution, one was devoted to internet and database administration, and three were responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company. Each of the employees is eligible for grant of stock options in accordance with the provisions of the Company’s 1999 Stock Option Plan, as determined by the Administrator of the Plan.

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

Sale of Subsidiary

Effective November 30, 2001, the Company sold its foreign subsidiary, Dynamic Korea to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The interest rate on the note was 8.5% per annum. Principal and interest were payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. The note was secured by the business assets of Dynamic Korea. In November 2002, the purchaser defaulted on the note and no payments had been received. As a result of management’s analysis, it has been determined that all further amounts due under this note will be uncollectible.

Dividend Distribution of Shares of DrugMax, Inc. Common Stock

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, which the Company owned. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2003, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Concentration of Customers. For the year ended March 31, 2003, 26% of consolidated revenues were received from two customers, representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel. As a small company with only six employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

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

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 54.9% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

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

Effective March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, an affiliate of the Company, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contains an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. This option to continue has been exercised. The rental under the sublease is $33,384 annually.

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative, an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations.

In the judgment of management, the leases described above reflect rent at current fair market value.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of March 31, 2003, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $1,374,305.

Item 3.	LEGAL PROCEEDINGS.

The Company is involved in litigation in Florida from Gerald Schmoling, a former President of a subsidiary of the Company. However, in the past 11 months the plaintiff has not taken any action with respect to this matter. Management believes that such claim is frivolous and the litigation is being defended.

The Company is involved in litigation in New Jersey over a claim for commissions. Management believes that such claim is without merit and is defending it aggressively.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended March 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Securities

In May 2002, the Company filed Form 211, under the U.S. Securities and Exchange Commission Rule 15c2-11, to apply with NASD Regulation for listing of its common stock on the OTC Bulletin Board. In July 2002, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “DYHP”. There is a limited trading market for the Company’s common stock, therefore historical price information is limited. High and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
September 30, 2002	$2.00	$0.50
December 31, 2002	$1.50	$0.65
March 31, 2003	$0.45	$0.45

As of June 26, 2003, there were approximately 390 stockholders of record of the Company’s common stock.

Dividend Policy

Historically, the Company has not declared or paid any cash dividends on its common stock. Any future determination to pay dividends on its common stock will depend upon the Company’s results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by the Company’s Board of Directors.

Recent Sales of Unregistered Securities

In March 2002, pursuant to a Settlement Agreement, the Company agreed to transfer 287,500 shares of its investment in common stock of DrugMax, in exchange for U.S. Diversified Technologies, Inc.’s 310,000 shares of the Company’s Series A Convertible Preferred stock. In October 2002, the shares were subsequently transferred and the 310,000 shares of Series A Convertible Preferred stock of the Company were cancelled.

In May 2002, the Company issued 20,000 shares of common stock of the Company in exchange for 20,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

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

Overview

The Company derives its revenues from developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, and health and beauty care products. We also derive revenues from services provided in connection with prescription services.

Revenues are billed and recognized as product is shipped, net of discounts, allowances, returns and credits. The Company has a no return policy. However, with certain large customers, industry practice mandates the acceptance of certain returns, which have thus far been immaterial to the Company.

Cost of goods sold is comprised of direct product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support the warehousing of product and other warehousing overhead. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consist primarily of interest income associated with notes receivable, and interest expense associated with borrowings to finance capital and other working capital needs.

In February 2000, the Company formed Dynamic Life Korea Ltd., as a Korean corporation, to market the Company’s products to distributors in Korea. On November 30, 2001, the Company subsequently sold Dynamic Korea. Dynamic Korea had a year end of December 31. Accordingly, the consolidated financial statements as of and for the year ended March 31, 2002 reflect the loss from discontinued operations for Dynamic Korea for the period from January 1, 2001 through November 30, 2001, the date of sale.

Results of Operations

Fiscal Year Ended March 31, 2003 Compared To Fiscal Year Ended March 31, 2002

Revenues. The Company generated total revenues of $830,436 for the year ended March 31, 2003, a decrease of $15,545 or 1.8%, compared to $845,981 for the year ended March 31, 2002. Distribution revenues decreased $23,904, or 2.8%, to $822,077 for the year ended March 31, 2003, compared to $845,981 for the year ended March 31, 2002. The decrease was primarily attributable to a decrease in sales to a previously significant customer, and was partially offset by increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base.

The Company commenced its prescription services operations in March 2003. Prescription services revenues were $8,359 for the year ended March 31, 2003.

Gross profit. The Company achieved total gross profit of $400,917 for the year ended March 31, 2003, a decrease of $177,536 or 30.7%, compared to $578,453 for the year ended March 31, 2002. Total gross margins, as a percentage of revenues, decreased from 68.4% for the year ended March 31, 2002 to 48.3% for the year ended March 31, 2003. Distribution gross profit decreased $178,582, or 30.9%, to $399,871 for the year ended March 31, 2003, as compared to $578,453 for the year ended March 31, 2002. For the year ended March 31, 2003, distribution gross margin decreased to 48.6%, from 68.4% for the year ended March 31, 2002. The decrease was primarily attributable to a change in the Company’s mix of sales, due to increased sales of products that yield a lower gross margin, and was partially offset by an increase in the Company’s customer base, as well as increased sales to existing customers. Prescription services gross profit was $1,046 for the year ended March 31, 2003. There was no prescription services gross profit for the year ended March 31, 2002 since the Company did not commence its prescription service operations until March 2003.

Operating expenses. The Company incurred operating expenses of $2,161,999 for the year ended March 31, 2003, compared to $2,169,758 for the year ended March 31, 2002. For the year ended March 31, 2003, these expenses include various administrative, sales, marketing and other direct operating expenses of $913,840, depreciation and amortization expenses of $95,551, and bad debt expense of $1,152,608, compared to $1,149,258 in various administrative, sales, marketing and other direct operating expenses, depreciation and amortization expenses of $85,897, bad debt expense of $839,518 and an impairment of assets charge of $95,085, net of amortization expenses, for the year ended March 31, 2002. In November 2001, a note was received in conjunction with the sale of Dynamic Korea. In November 2002, the purchaser defaulted on the note. It has been determined by management of the Company that all further amounts due under this note will be uncollectible. This resulted in an increase in bad debt expenses for the year ended March 31, 2003 of approximately $1 million. Operating expenses, excluding amortization expense, depreciation expense, bad debt expense and the impairment of intangible assets charge, decreased from 135.8% of revenues for the year ended March 31, 2002, to 110.0% of revenues for the year ended March 31, 2003. The decrease was primarily attributable to decreased legal and salary expenses, and was partially offset by an increase in accounting, rent and insurance expenses.

Interest income. Interest income was $17,375 for the year ended March 31, 2003, compared to $111,942 for the year ended March 31, 2002. The decrease in interest income was a result of a decrease in notes receivable, and a decrease in cash and cash equivalents.

Interest expense. Interest expense was $68,263 for the year ended March 31, 2003, compared to $143,632 for the year ended March 31, 2002. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations, as well as favorable interest rate changes.

Income taxes. The Company had an estimated deferred income tax liability of $2,440,241 as of the year ended March 31, 2002, which primarily represented the potential future tax expense associated with the gain resulting from the Company’s sale of its subsidiary, Becan Distributors, Inc., in November 1999. The distribution of the Company’s investment in DrugMax to its shareholders in November 2002 resulted in a reduction of the estimated future tax expense associated with that gain. As of March 31, 2003, the Company had an accrued income tax liability of $5,746 and no net deferred income tax asset or liability.

Discontinued operations. For the year ended March 31, 2002, the Company had a gain on the November 2001 sale of its foreign distribution subsidiary, Dynamic Korea of $985,709, net of income taxes of $594,172, and a loss from the operations of Dynamic Korea of $473,232 for the period from January 1, 2001 through November 30, 2001.

Net income (loss) per share. Net loss per share for the year ended March 31, 2003 was $1.40, compared to net income per share of $0.35 for the year ended March 31, 2002. The decrease in net income per share was primarily a result of the loss on distribution of investment of $1,388,088 and the equity in loss of affiliated companies of $3,585,370 for the year ended March 31, 2003, compared to equity in income of affiliated companies of $627,959 for the year ended March 31, 2002. For the year ended March 31, 2002, net income per share before discontinued operations amounted to $0.18 per share and net income per share from discontinued operations amounted to $0.17 per share.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had a working capital deficit of $124,052 at March 31, 2003 and working capital of $430,074 at March 31, 2002.

Net cash used in operating activities was $595,212 for the year ended March 31, 2003, as compared to net cash used in operating activities of $302,370 for the year ended March 31, 2002. The usage of cash was primarily attributable an increase in accounts receivable of $37,009, an increase in other current assets of $129,623, an increase in other assets of $294, a decrease in amounts due to/from affiliates, net, of $125,198, a decrease in accounts payable of $69,665, a decrease in other payables of $11,559, a decrease in accrued expenses of $962, and a decrease in deferred income taxes of $2,446,556, partially offset by a decrease in inventories of $71,241, a decrease in prepaid expenses of $2,690, and an increase in accrued income taxes of $5,746.

Net cash used in investing activities was $19,589, representing purchases of property and equipment of $45,593, and the purchase of a certificate of deposit of $46,455, partially offset by the redemption of a certificate of deposit of $51,999 and proceeds from related party receivables of $20,460.

Net cash used in financing activities was $27,498, representing payments of long-term obligations of $62,147 and payments of fractional shares on common stock exchanged of $2, partially offset by proceeds of long-term obligations of $34,651.

At March 31, 2003, the Company had $23,914 in cash and cash equivalents, as compared to $666,213 at March 31, 2002.

Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs, for its operations as presently conducted, with the Company’s recent introduction of new products. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

In October 1999, the Company entered into a triple-net lease agreement with Innovative, whereby Innovative agreed to lease the Company’s land and building in Largo, Florida for a term of ten years at an initial rental amount of approximately $192,000 annually. The lease provides for an annual cost-of-living increase. Management considers these lease terms to be comparable to those of unrelated third parties.

In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s Chief Executive Officer and President, for a total purchase price of $200,000. In December 2002, the Company purchased an additional 10%, or 100,000 shares of common stock of Tribeca from the former President of Tribeca for $1. The investment was accounted for under the equity method. As a result of management’s analysis, it has been determined that the investment was worthless as of March 31, 2003 and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2002, the investment amounted to $180,863 and was included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of March 31, 2003 and 2002 was $4,278 and $63,977, respectively, and is included in obligations to affiliates.

Effective November 30, 2001, the Company sold its foreign subsidiary, Dynamic Korea to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The interest rate on the note was 8.5% per annum. Principal and interest were payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. The note was secured by the business assets of Dynamic Korea. In November 2002, the purchaser defaulted on the note and no payments had been received. As a result of management’s analysis, it has been determined that all further amounts due under this note will be uncollectible. For the year ended March 31, 2003, this resulted bad debt expense charged to operations of $1,028,411.

In January 2002, the Company issued 10,000 shares of common stock of the Company and in May 2002, the Company issued 20,000 shares of common stock of the Company. The 30,000 shares of common stock were issued in exchange for 30,000 shares of Series B 6% Cumulative Convertible Preferred Stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

In March 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc., the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. This exchange resulted in a recorded gain of $83,344 to the Company for the year ended March 31, 2002. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company for the year ended March 31, 2002. Upon full execution of a Release And Settlement Agreement on October 2, 2002, the $50,000 in cash and the 332,500 shares were subsequently transferred.

In March 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The lease contains an option to continue the lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. This option to continue has been exercised. The rental under the sublease is $2,782 per month.

As of December 31, 2001, there were holders of record of 30,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company. In July 2002, the Company declared a dividend distribution in the form of 23,709 shares of its investment in Innovative’s common stock, to holders of record as of December 31, 2001, of Company Series B 6% Cumulative Convertible Preferred stock. The payment rate was .790327 shares of Innovative common stock for each share of the Company’s common stock held as of July 9, 2002, by these shareholders.

In September 2002, the Company issued 10,734 shares of common stock of the Company in payment of $16,101 of accrued preferred share dividends.

In November 2002, the Company distributed 1,933,000 shares of DrugMax as a dividend to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002.

Item 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See consolidated financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

The Company does not have any material market risk sensitive financial instruments.

Item 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Jugal K. Taneja	59	Chairman of the Board and Director	1992

Mandeep K. Taneja	29	Chief Executive Officer, President and Director	2000

Cani I. Shuman	46	Chief Financial Officer, Secretary, Treasurer and Director	2001

Kotha S. Sekharam, Ph.D.	52	Director	1995

Rakesh K. Sharma, M.D.	46	Director	1999

Morton L. Stone	72	Director	2002

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

Background of Executive Officers and Directors

Jugal K. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Chairman of the Board of DrugMax, Inc., and since October 2000 has served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a business to business wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as a director of Innovative Companies, Inc., a publicly-held company that manufactures and distributes nutritional and health products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

Mandeep K. Taneja has served as a director of the Company and as the Company’s President since November 2000. He has also served as the Company’s Chief Executive Officer since December 2002. Prior to that he served as President of the Company’s subsidiary, Dynamic Life, Inc. since June 2000. In addition, he served as Director of Finance for Dynamic Life Korea Ltd. from April 2000 until November 2000. He was also employed as an associate of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. from July through October 2000. Mr. Taneja holds a Bachelor of Arts degree in political science from the University of Rochester as well as Management Certificates in marketing and organizational behavior. He also holds a Juris Doctorate from the University of Miami and is an attorney. Mr. Taneja is the son of Jugal K. Taneja.

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

Dr. Kotha S. Sekharam has served as a director of the Company since June 1996 and served as the Company’s President from June 1996 through November 2000. Dr. Sekharam was a founder and director of Nu-Wave Health Products, Inc., and served as its President from June 1996 through March 1998, and served as Nu-Wave’s Vice President from September 1995 until June 1996. The Company acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, acquired by the Company in June 1998. Dr. Sekharam is also President of Innovative Companies, Inc., a public company operating as a private label manufacturer of dietary supplements, over-the-counter drugs, and health and beauty care products. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of the Company’s knowledge, the following individuals and entities are delinquent with filing the following number of Form 3’s and Form 4’s as required by Section 16(a) of the Securities And Exchange Act of 1934:

Name	Number of Transactions and Delinquent Reports
Jugal K. Taneja	7
Carnegie Capital, Ltd.	2
First Delhi Family Partnership, Ltd.	1
Manju Taneja	6
Mandeep K. Taneja	2
Mihir K. Taneja	2
Kotha S. Sekharam	3
Morton L. Stone	1
William LaGamba	1

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics is filed as an exhibit to this Report on Form 10-KSB.

Item 10.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Annual Compensation(1)
Name and Principal Position	Year	Salary($)		Bonus($)
Mandeep K. Taneja, Chief Executive Officer and President(2)	2003 2002 2001	$ $ $	105,000 60,000 60,000	$ $ $	-0- 5,000 -0-

Jugal K. Taneja, Chairman(3)	2002 2001	$ $	240,000 240,000	$ $	10,000 10,000

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Mr. Mandeep Taneja served as the Company’s Chief Executive Officer since December 2002.
(3)	Mr. Jugal Taneja served as the Company’s Chief Executive Officer until June 1998 and from November 1999 until February 2002.

During the year ended March 31, 2003, the Company paid each director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attended at least three meetings during the year. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

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

Consulting Agreement

Jugal K. Taneja has been a valuable employee of the Company and management of the Company realized that Mr. Taneja has demonstrated a keen understanding of the Company’s operations, such that it is desirable to retain Mr. Taneja’s services under a consulting agreement. On February 14, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja, to reflect his current position as a consultant to the Company. During the three year term of the Consulting Agreement, commencing January 1, 2002, Mr. Taneja shall be deemed to be an independent contractor and is free to devote his time, energy and skill to any such person, firm or company as he deems advisable. The annual compensation payable under the agreement was $240,000, as consideration for the services to be rendered under the agreement. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. The agreement contains confidentiality and non-compete provisions.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information, as of June 23, 2003 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Title of Percent Of Class
Common	Jugal K. Taneja(3)	1,172,927	38.0%
Common	Manju Taneja(4)	432,851	14.0%
Common	William L. LaGamba(5)	435,000	14.1%
Common	Michele LaGamba(6)	435,000	14.1%
Common	Mandeep K. Taneja	369,999	12.0%
Common	Mihir K. Taneja	369,999	12.0%
Common	Kotha S. Sekharam, Ph.D.(7)	115,616	3.8%
Common	Morton L. Stone 1080 Peppertree Lane, #302 Sarasota, FL 34242	33,333	1.1%
Common	Cani I. Shuman	-0-	-0-
Common	Rakesh K. Sharma, M.D. 455 Pinellas Street Clearwater, FL 33756	-0-	-0-
Common	All officers and directors as a group (6 persons)	1,691,875	54.9%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Dynamic Health

Products, Inc. at 12399 Belcher Road South, Suite 160, Largo, FL 33773.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.
(3)	Includes 413,185 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s wife, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 670,076 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd.
(4)	Includes 19,666 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 670,076 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 196,000 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 126,000 shares held by Mr. LaGamba as custodian for their minor children.
(6)	Includes 113,000 shares owned by William L. LaGamba, and 126,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.

(7)	Includes 10,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase.

On November 26, 1999, pursuant to an Agreement and Plan of Reorganization entered into on September 8, 1999 with DrugMax, the Company sold all of the shares of capital stock of Becan to DrugMax. Jugal K. Taneja, a principal shareholder, and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company. The Company received 2,000,000 shares of restricted common stock of Drugmax, with an estimated fair value of $10.00 per share based on the November 27, 1999 Initial Public Offering price, and $2,000,000 cash in exchange for all of the issued and outstanding shares of stock of Becan. Additional consideration of 500,000 restricted shares of common stock, $.001 par value, of DrugMax were released to the Company in July 2001 because Becan attained certain revenue and gross margin goals. The shares were subsequently received and the estimated fair value of the 500,000 shares of $1,188,751 is included in investments in unconsolidated affiliates as of March 31, 2002. On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, which the Company owned. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was ..626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company. The first promissory note was in the principal amount of $75,000, with interest at 10% per annum. Principal and interest were payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note was in the principal amount of $350,000, with interest at 10% per annum. Principal and interest were payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within 12 months from July 31, 2000, or (ii) if the note was not paid in full within 12 months from July 31, 2000, then payments were to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes were secured by the business assets of Vertical. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest were due and payable on or before one year of the date of the note addendum or upon the completion of an initial public offering of common stock of Vertical, and interest was due and payable on the last day of each month at the rate of 10% per annum on the remaining principal balances. As of March 31, 2002, the outstanding principal balance on the notes was $419,248 and was included in notes receivable from affiliate(s).

Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whreby the parties agreed to convert the Company’s notes receivable from Vertical, with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical.

For the year ended March 31, 2003, the Company charged Vertical consulting fees totaling approximately $6,063 for accounting and administrative services. The charge is on an hourly basis for services rendered. As of March 31, 2003, approximately $6,063 was due from Vertical and is included in amounts due from affiliates.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock, of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s Chief Executive Officer and President, for a total purchase price of $200,000. In December 2002, the Company purchased an additional 10%, or 100,000 shares of common stock of Tribeca from the former President of Tribeca for $1. The investment was accounted for under the equity method. As a result of management’s analysis, it has been determined that the investment was worthless as of March 31, 2003 and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2002, the investment amounted to $180,863 and was included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of March 31, 2003 and 2002 was $4,278 and $63,977, respectively, and is included in obligations to affiliates.

In January 2002, the Company issued 10,000 shares of common stock of the Company and in May 2002 the Company issued 20,000 shares of its common stock. The 30,000 shares of common stock were issued in exchange for 30,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

As of December 31, 2001, there were holders of record of 30,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company. In July 2002, the Company declared a dividend distribution in the form of 23,709 shares of its investment in Innovative’s common stock, to holders of record as of December 31, 2001, of Company Series B 6% Cumulative Convertible Preferred stock. The payment rate was .790327 shares of Innovative common stock for each share of the Company’s common stock held as of July 9, 2002, by these shareholders.

On February 14, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, to reflect his current position as a consultant to the Company. During the three year term of the Consulting Agreement, commencing January 1, 2002, Mr. Taneja shall be deemed to be an independent contractor and is free to devote his time, energy and skill to any such person, firm or company as he deems advisable. The annual compensation payable under the agreement was $240,000, as consideration for the services to be rendered under the agreement. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. The agreement contains confidentiality and non-compete provisions.

On March 20, 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc., the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. This exchange resulted in a recorded gain of $83,344 to the Company for the year ended March 31, 2002. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company for the year ended March 31, 2002. Upon full execution of a Release And Settlement Agreement on October 2, 2002, the $50,000 in cash and the 332,500 shares were subsequently transferred.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contains an option to continue the lease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. This option to continue has been exercised. The rental under the lease is $2,782 per month.

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

For the years ended March 31, 2003 and 2002, purchases of products from subsidiaries of Innovative were $164,922 and $291,579, respectively, and sales of products to subsidiaries of Innovative were $3,574 and zero, respectively. As of March 31, 2003 and 2002, $91 and zero, respectively, were due from Innovative and are in included in amounts due from affiliates, and $29,140 and $74,792, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the years ended March 31, 2003 and 2002, sales of products to subsidiaries of DrugMax were approximately $5,760 and zero, respectively.

For the years ended March 31, 2003 and 2002, purchases of products from T & L, Inc., an affiliate of Mandeep K. Taneja, Chief Executive Officer and President of the Company, were approximately $2,262 and zero, respectively, and sales of products to T & L, Inc. were approximately $37 and zero, respectively.

PART IV

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

10.1	Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999. (4)

10.2	Consulting Agreement between Dynamic Health Products, Inc. and Jugal K. Taneja, dated February 14, 2002. (5)

10.3	Sublease and Consent Agreement between the Herbal Health Products, Inc., d/b/a Dynamic Life, Inc. and Innovative Health Products, Inc., dated March 22, 2002. (5)

14.1	Code of Ethics of Dynamic Health Products, Inc.

21.1	Dynamic Health Products, Inc.—List of Subsidiaries.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C.

(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-23031, filed in Washington, D.C.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, file number 0-23031, filed in Washington, D.C.

(b) Reports on Form 8-K.

During the three month period ending March 31, 2003, the Company filed no reports on Form 8-K.

Item 14.	CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing of this annual report on Form 10-KSB, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC HEALTH PRODUCTS, INC.

Dated: June 30, 2003	By:	/s/ MANDEEP K. TANEJA
Mandeep K. Taneja

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ JUGAL K. TANEJA Jugal K. Taneja	Chairman of the Board and Director	June 30, 2003

By:	/s/ MANDEEP K. TANEJA Mandeep K. Taneja	Chief Executive Officer, President and Director	June 30, 2003

By:	/s/ CANI I. SHUMAN Cani I. Shuman	Chief Financial Officer, Secretary, Treasurer and Director	June 30, 2003

By:	/s/ KOTHA S. SEKHARAM Kotha S. Sekharam	Director	June 30, 2003

By:	/s/ RAKESH K. SHARMA Rakesh K. Sharma	Director	June 30, 2003

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2003 and 2002 and the consolidated results of operations and cash flows for the years ended March 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP

Brimmer, Burek & Keelan LLP

Tampa, Florida

May 21, 2003

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	March 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$23,914	$666,213
Certificate of deposit	45,917	51,461
Marketable equity securities, net	4,314	8,341
Accounts receivable, net	51,155	14,146
Inventories	25,662	96,903
Prepaid expenses	38,744	41,434
Other current assets	7,729	28,543
Due from affiliates	6,063	471
Due from related parties	—	1,145
Notes receivable, net	—	—
Notes receivable from affiliates	37,426	80,303

Total current assets	240,924	988,960
Property, plant and equipment, net	1,374,305	1,423,019
Intangible assets, net	24,583	25,827
Investments in unconsolidated affiliates	357,902	7,484,703
Notes receivable	—	1,028,411
Note receivable from affiliate	—	393,228
Other assets, net	12,040	11,746

Total assets	$2,009,754	$11,355,894

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$149,070	$218,735
Other payables	85,964	97,523
Current portion of long-term obligations	48,362	44,758
Accrued expenses	42,416	59,101
Accrued income taxes	5,746	—
Obligations to affiliates	33,418	138,769

Total current liabilities	364,976	558,886
Deferred income taxes	—	2,440,241
Long-term obligations, less current portion	831,712	862,812

Total liabilities	1,196,688	3,861,939

Commitments and contingencies
Shareholders' equity:
Series A Convertible Preferred stock, $.01 par value;
400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock,
$.01 par value; 800,000 shares authorized; no shares and 20,000 shares issued and outstanding, at face value	—	50,000
Common stock, $.01 par value; 20,000,000 shares authorized;
3,082,875 and 3,052,141 shares issued and outstanding	30,828	30,521
Additional paid-in capital	2,538,142	2,472,727
Retained earnings (deficit)	(1,690,048)	5,017,791
Accumulated other comprehensive income:
Unrealized losses on marketable equity securities	(65,856)	(77,084)

Total shareholders' equity	813,066	7,493,955

Total liabilities and shareholders' equity	$2,009,754	$11,355,894

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31, 2003	Year Ended March 31, 2002
Revenues:
Distribution	$822,077	$845,981
Prescription services	8,359	—

Total revenues	830,436	845,981

Cost of goods sold:
Distribution	422,206	267,528
Prescription services	7,313	—

Total cost of goods sold	429,519	267,528

Gross profit:
Distribution	399,871	578,453
Prescription services	1,046	—

Total gross profit	400,917	578,453

Operating expenses:
Selling, general and administrative expenses	913,840	1,149,258
Amortization expense	1,244	1,245
Depreciation expense	94,307	84,652
Bad debt expense	1,152,608	839,518
Impairment of intangible assets	—	95,085

Total operating expenses	2,161,999	2,169,758

Operating loss before other income and expense	(1,761,082)	(1,591,305)

Other income (expense):
Interest income	17,375	111,942
Gain on transfer of equity securities	—	301,107
Gains on exchanges of equity securities	—	83,344
Loss on distribution of investment	(1,388,088)	—
Impairment loss on investment in affiliated company	(166,939)	—
Gain (loss) on sale of assets	—	(4,655)
Other income and expenses, net	264,202	388,653
Losses on marketable equity securities, net	(21,570)	(18,789)
Equity in income (loss) of affiliated companies	(3,585,370)	627,959
Interest expense	(68,263)	(143,632)

Total other income (expense)	(4,948,653)	1,345,929

Loss from continuing operations before income taxes	(6,709,735)	(245,376)
Income tax expense (benefit)	(2,418,146)	(765,460)

Income (loss) from continuing operations	(4,291,589)	520,084
Discontinued operations:
Loss from operations of Dynamic Life Korea Ltd., income taxes not applicable	—	(473,232)
Gain on sale of Dynamic Life Korea Ltd., less applicable income taxes of $594,172	—	985,709

Net income (loss)	(4,291,589)	1,032,561
Preferred stock dividends	—	4,191

Net income (loss) available to common shareholders	$(4,291,589)	$1,028,370

Basic income (loss) per share before discontinued operations	$(1.40)	$0.18
Basic income (loss) per share from discontinued operations	—	0.17

Basic income (loss) per share	$(1.40)	$0.35

Basic weighted average number of common shares outstanding	3,075,057	2,934,579

Diluted income (loss) per share before discontinued operations	$(1.40)	$0.16
Diluted income (loss) per share from discontinued operations	—	0.16

Diluted income (loss) per share	$(1.40)	$0.32

Diluted weighted average number of common shares outstanding	3,075,057	3,263,209

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years Ended March 31, 2003 and 2002

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
									Unrealized Losses on Securities
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2001	310,000	$775,000	30,000	$75,000	2,917,141	$29,171	$1,861,580	$4,414,421	$(86,576)	$7,068,596

COMPREHENSIVE INCOME
Net income	—	—	—	—	—	—	—	1,032,561	—	1,032,561
Unrealized gains (losses) on marketable equity securities (net of tax of $5,338)	—	—	—	—	—	—	—	—	9,492	9,492

Comprehensive income										1,042,053
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(3)	—	—	(3)
Conversion of 10,000 shares of Series B preferred stock to 10,000 shares of common stock	—	—	(10,000)	(25,000)	10,000	100	24,900	—	—	—
Issuance of 125,000 shares of common stock in exchange for the transfer of equity securities	—	—	—	—	125,000	1,250	586,250	—	—	587,500
Redemption of 310,000 shares of Series A preferred stock in exchange for the transfer of equity securities	(310,000)	(775,000)	—	—	—	—	—	(425,000)	—	(1,200,000)
Dividends to preferred shareholders	—	—	—	—	—	—	—	(4,191)	—	(4,191)

Balances at March 31, 2002	—	—	20,000	50,000	3,052,141	30,521	2,472,727	5,017,791	(77,084)	7,493,955

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(4,291,589)	—	(4,291,589)
Unrealized gains (losses) on marketable equity securities (net of tax of $6,315)	—	—	—	—	—	—	—	—	11,228	11,228

Comprehensive income (loss)										(4,280,361)
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(2)	—	—	(2)
Conversion of 20,000 shares of Series B preferred stock to 20,000 shares of common stock	—	—	(20,000)	(50,000)	20,000	200	49,800	—	—	—
Issuance of 10,734 shares of common stock in payment of accrued preferred share dividends	—	—	—	—	10,734	107	15,617	—	—	15,724
Dividend distribution of 1,933,000 shares of DrugMax, Inc. at $1.25 per share	—	—	—	—	—	—	—	(2,416,250)	—	(2,416,250)

Balances at March 31, 2003	—	$—	—	$—	3,082,875	$30,828	$2,538,142	$(1,690,048)	$(65,856)	$813,066

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31, 2003	Year Ended March 31, 2002
Cash flows from operating activities:
Net income (loss)	$(4,291,589)	$1,032,561

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	95,551	104,662
Impairment loss in investment in affiliated company	166,939	—
Impairment of intangible assets	—	95,085
Write off of uncollectible note receivable	1,028,411	—
Write off of uncollectible other receivables	151,637	535,684
Transfer of equity securities for settlement of compensation expense	—	71,853
Equity in (income) loss of affiliated companies	3,585,370	(627,959)
Equity in loss of subsidiary through date of sale	—	—
Gain on sale of subsidiary	—	(1,580,421)
Gain on transfer of equity securities	—	(301,107)
Gain on exchanges of equity securities	—	(83,344)
Loss on disposition of equipment	—	4,655
Loss on distribution of investment	1,388,088	—
Losses on sales of marketable equity securities, net	21,570	18,789
Changes in operating assets and liabilities:
Accounts receivable	(37,009)	(14,146)
Inventories	71,241	(44,180)
Due to/from affiliates, net	(125,198)	220,691
Prepaid expenses	2,690	32,935
Other current assets	(129,623)	168,375
Other assets	(294)	32,493
Accounts payable	(69,665)	148,704
Other payables	(11,559)	55,540
Accrued expenses	(962)	(1,842)
Accrued income taxes	5,746	(55,000)
Deferred income taxes	(2,446,556)	(116,398)

Net cash used in operating activities	(595,212)	(302,370)

Cash flows from investing activities:
Purchases of property and equipment	(45,593)	(11,357)
Cash transferred with sale of subsidiary	—	(6,626)
Purchase of certificate of deposit	(46,455)	(51,461)
Redemption of certificate of deposit	51,999	—
Purchase of investment in common stock	—	(136,023)
Proceeds from sale of marketable equity securities	—	2,365
Proceeds from related party receivables	20,460	27,016

Net cash used in investing activities	(19,589)	(176,086)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	34,651	15,832
Payments of long-term obligations	(62,147)	(43,762)
Payment of fractional shares on common stock exchanged	(2)	(3)
Proceeds from issuance of related party obligations	—	41,446

Net cash provided by (used in) financing activities	(27,498)	13,513

Net increase (decrease) in cash	(642,299)	(464,943)
Cash and cash equivalents at beginning of period	666,213	1,131,156

Cash and cash equivalents at end of period	$23,914	$666,213

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

	Year Ended March 31, 2003	Year Ended March 31, 2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$67,302	$104,976

Cash paid during the period for income taxes	$22,665	$650

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$429,846	$—

Note received from sale of subsidiary	$—	$1,000,000

Issuance of common stock for purchase of equity securities	$—	$587,500

Supplemental schedule of non-cash financing activities:
Distribution of investment	$3,804,338	$—

Dividend distribution of 1,933,000 shares of DrugMax, Inc.	$2,416,250	$—

Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$50,000	$25,000

Accrual of preferred stock dividends	$377	$4,191

Issuance of common stock in payment of accrued preferred share dividends	$16,101	$—

Transfer of equity securities in exchange for settlement of notes payable and accrued interest	$—	$1,131,331

Transfer of equity securities in exchange for repurchase of Series A convertible Preferred stock	$—	$1,200,000

Transfer of equity securities in exchange for settlement of accrued compensation expense	$—	$108,147

Obligation to affiliate incurred for purchase of investment in common stock	$—	$63,977

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. (“Company”) creates, packages and distributes a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products, and provides prescription services. The Company’s primary business is the wholesale distribution of dietary supplements, over-the-counter drugs, and health and beauty care products throughout the United States. The channels of distribution for its products are health food, drug, convenience and mass market stores, and the Company directly markets its products through distributors, radio, infomercials, catalog sales and through use of the internet.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended March 31, 2003 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. (“Online”), formerly known as Dynamic Life, Inc., and its subsidiary Dynamic Life Asia, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for the year ended March 31, 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiaries Dynamic Life Asia, LLC and Dynamic Life Korea Ltd. (“Dynamic Korea”), Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Effective November 30, 2001, the Company sold Dynamic Korea (see Note 2). Dynamic Korea has a year end of December 31. The results of operations of Dynamic Korea for the period from January 1, 2001 through November 30, 2001 are included as a loss from discontinued operations in the consolidated financial statements for the year ended March 31, 2002. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segments

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131), a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the year ended March 31, 2003, the Company had two industry segments: distribution and prescription services (see Note 19).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investments in Equity Securities

At March 31, 2003 and 2002, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

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

Intangible Assets

Intangible assets consist primarily of loan costs. Loan costs are amortized over the life of the loan and lease costs are amortized over a 5-year period. The straight-line method is used in computing the amortization.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the year ended March 31, 2003. During the year ended March 31, 2002, the Company recorded an impairment of assets, in the amount of $95,085, comprised of goodwill associated with the acquisition of certain assets in September 1998.

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

Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 17).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2003 and 2002, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

Revenues are recognized when the merchandise is shipped to the customer. The Company has no return policy. However, with certain large customers, industry practice mandates the acceptance of certain returns, which have thus far been immaterial of the Company.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted in fiscal years 2003 and 2002. If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 14).

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $20,683 and $27,997 for the years ended March 31, 2003 and 2002, respectively.

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2003 and 2002, the fair value of the Company’s long-term obligations approximated its carrying value.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2002 to conform to the presentation as of and for the year ended March 31, 2003.

NOTE 2 – ACQUISITIONS, MERGERS AND DISPOSITION

Purchase of Additional Shares of Tribeca Beverage Company

In July 2001, the Company purchased 20%, or 200,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company, for a total purchase price of $200,000. In December 2002, the Company purchased an additional 10%, or 100,000 shares of common stock of Tribeca from the former President of Tribeca for $1. Tribeca is in the business of developing, marketing and distributing non-alcoholic beverages. The investment was accounted for under the equity method. As a result of management’s analysis, it has been determined that the investment was worthless as of March 31, 2003 and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2002, the investment amounted $180,863 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of March 31, 2003 and 2002 was $4,278 and $63,977, respectively, and is included in obligations to affiliates.

Sale of Subsidiary

Effective November 30, 2001, the Company sold all of the issued and outstanding shares of capital stock of Dynamic Life Korea Ltd. to the General Director of Dynamic Korea, Mr. Y.J. Lee of Seoul, South Korea, for a total sales price of $1,000,000 U.S. Dollars. The sales price was based upon the estimated value of Dynamic Korea and was approved by unanimous vote of the Board of Directors of the Company. The sale was accomplished in accordance with the terms of a Stock Purchase Agreement dated November 16, 2001, by and between Mr. Y.J. Lee and the Company. Payment was in the form of a promissory note in the principal amount of $1,000,000 U.S. Dollars. The interest rate on the note was 8.5% per annum. Principal and interest were payable monthly in the amount of $27,777.77 per month for 36 months, commencing from the earlier of the time Dynamic Korea starts making a profit or twelve months from November 16, 2001, with the balance of any unpaid principal and interest being paid in full on or before December 31, 2004. The note was secured by the business assets of Dynamic Korea. In November 2002, the purchaser defaulted on the note and no payments had been received. As a result of management’s analysis, it has been determined that all further amounts due under this note will be uncollectible. This resulted in an increase in bad debt expense for the year ended March 31, 2003 of approximately $1 million (see Note 7).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 2 – ACQUISITIONS, MERGERS AND DISPOSITION (Continued)

Dividend Distribution of Shares of DrugMax, Inc. Common Stock

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, which the Company owned. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

NOTE 3 – RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative Companies, Inc., formerly Go2Pharmacy, Inc. (“Innovative”), an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, and Chairman of the Board of Innovative.

In July 2000, certain notes receivable totaling $425,000 arose pursuant to Herbal’s sale of substantially all of its assets relating to the distribution of veterinary products to Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company. The first promissory note was in the principal amount of $75,000, with interest at 10% per annum. Principal and interest were payable monthly commencing November 27, 2000, in the amount of $7,500 per month until the note is paid in full. The second promissory note was in the principal amount of $350,000, with interest at 10% per annum. Principal and interest were payable (i) upon the completion of an initial public offering of common stock of Vertical which shall be made within twelve months from July 31, 2000, or (ii) if the note is not paid in full within twelve months from July 31, 2000, then payments were to be made monthly in the amount of $12,372.99 per month until the note is paid in full. The notes were secured by the business assets of Vertical. On October 1, 2001, the promissory notes were amended to reflect new terms of repayment. Under the new terms, the entire amount of unpaid principal and interest were due and payable on or before one year of the date of the note addendum or upon completion of an initial public offering of common stock of Vertical, and interest was due and payable on the last day of each month at the rate of 10% per annum on the remaining principal balances. As of March 31, 2002, the outstanding principal balance on the notes was $419,248 and was included in notes receivable from affiliate(s). Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical, with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

For the year ended March 31, 2003, the Company charged Vertical consulting fees totaling approximately $6,063 for accounting and administrative services. The charge is on an hourly basis for services rendered. As of March 31, 2003, approximately $6,063 was due from Vertical and is included in amounts due from affiliates.

In July 2001, the Company purchased 20%, or 200,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company, for a total purchase price of $200,000. In December 2002, the Company purchased an additional 10%, or 100,000 shares of common stock of Tribeca from the former President of Tribeca for $1. The investment was accounted for under the equity method. As a result of management’s analysis, it has been determined that the investment was worthless as of March 31, 2003 and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2002, the investment amounted $180,863 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of March 31, 2003 and 2002 was $4,278 and $63,977, respectively, and is included in obligations to affiliates.

On March 20, 2002, the Company entered into a Settlement Agreement whereby it resolved all disputes and agreed on dismissal of all pending litigation between the Company and U.S. Diversified Technologies, Inc. (“USDTI”), the holder of 310,000 shares of Series A Convertible Preferred stock of the Company and Paul Santostasi, a principal shareholder of USDTI and former Vice Chairman of the Company. Pursuant to the Settlement Agreement, the Company agreed to cause the transfer of $50,000 in cash and 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. This exchange resulted in a recorded gain of $83,344 to the Company for the year ended March 31, 2002. The Company also agreed to cause the transfer of 45,000 shares of its investment in DrugMax to Paul Santostasi in satisfaction of $180,000 of its obligation to Mr. Santostasi, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company for the year ended March 31, 2002. Upon full execution of a Release And Settlement Agreement on October 2, 2002, the $50,000 in cash and the 332,500 shares were subsequently transferred.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contains an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. This option to continue has been exercised. The rental under the sublease is $33,384 annually.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

In January 2002, the Company issued 10,000 shares of common stock of the Company and in May 2002 the Company issued 20,000 shares of its common stock. The 30,000 shares of common stock were issued in exchange for 30,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

As of December 31, 2001, there were holders of record of 30,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company. In July 2002, the Company declared a dividend distribution in the form of 23,709 shares of its investment in Innovative’s common stock, to holders of record as of December 31, 2001, of Company Series B 6% Cumulative Convertible Preferred stock. The payment rate was .790327 shares of Innovative common stock for each share of the Company’s common stock held as of July 9, 2002, by these shareholders.

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of DrugMax, which the Company owned. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received.

For the years ended March 31, 2003 and 2002, purchases of products from subsidiaries of Innovative were $164,922 and $291,579, respectively, and sales of products to subsidiaries of Innovative were $3,574 and zero, respectively. As of March 31, 2003 and 2002, $91 and zero, respectively, were due from Innovative and are in included in amounts due from affiliates, and $29,140 and $74,792, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

For the years ended March 31, 2003 and 2002, sales of products to subsidiaries of DrugMax were approximately $5,760 and zero, respectively.

For the years ended March 31, 2003 and 2002, purchases of products from T & L, Inc., an affiliate of Mandeep K. Taneja, Chief Executive Officer and President of the Company, were approximately $2,262 and zero, respectively, and sales of products to T & L, Inc. were approximately $37 and zero, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

NOTE 4 – MARKETABLE EQUITY SECURITIES, NET

At March 31, 2003 investments in marketable equity securities, net are summarized as follows.

	Gross Unrealized Gain	Gross Unrealized Gain	Fair Value
Available for sale equity securities	$—	$102,434	$4,314

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the year ended March 31, 2003 the Company realized losses of $21,570 and no gains from the sale of available for sale equity securities. For the year ended March 31, 2002, the Company realized losses of $18,789 and no gains from the sale of available for sale equity securities.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

At March 31, 2003 and 2002, accounts receivable, net consist of the following:

	2003	2002
Accounts receivable	$52,080	$14,167
Less allowance for uncollectible accounts	(925)	(21)

Total	$51,155	$14,146

For the years ended March 31, 2003 and 2002, bad debt expense charged to operations for estimated uncollectible accounts receivable was $933 and $21, respectively, whereas uncollectible accounts receivable written off during the years amounted to $29 and zero, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 6—INVENTORIES

At	March 31, 2003 and 2002, inventories, net consist of the following:

	2003	2002
Raw materials	$17,679	$17,789
Work in process	6,866	4,908
Finished goods	57,417	94,006

	81,962	116,703
Less reserve for obsolescence	(56,300)	(19,800)

Total	$25,662	$96,903

NOTE 7 – NOTES RECEIVABLE, NET

At March 31, 2003 and 2002, notes receivable, net consist of the following:

	2003	2002
Notes receivable	$—	$262,732
Less allowance for uncollectible notes receivable	—	(262,732)

Total	$—	$—

For the year ended March 31, 2003, bad debt expense charged to operations for uncollectible notes receivable was $1,028,411, associated with the note receivable resulting from the November 2001 sale of the Company’s subsidiary, Dynamic Korea (see Note 2, Sale of Subsidiary), whereas uncollectible notes receivable written off during the year amounted to $1,291,143. For the year ended March 31, 2002, bad debt expense charged to operations for estimated uncollectible notes receivable was $262,732, whereas uncollectible notes receivable written off during the year amounted to $535,684.

NOTE 8—PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2003 and 2002, property, plant and equipment, net consist of the following:

	2003	2002
Land and building	$1,535,212	$1,513,525
Machinery and equipment	13,697	13,785
Furniture, fixtures and equipment	147,938	123,944
Vehicles	—	—

Leasehold improvements	1,696,847	1,651,254

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 8—PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Less accumulated depreciation and amortization	(322,542)	(228,235)

Total	$1,374,305	$1,423,019

Depreciation expense charged to operations was $94,307 and $84,652 for the years ended March 31, 2003 and 2002, respectively.

NOTE 9 – INTANGIBLE ASSETS, NET

At March 31, 2003 and 2002, intangible assets, net consist of the following:

	2003	2002
Lease costs	$500	$500
Loan costs	28,613	28,613

	29,113	29,113
Less accumulated amortization	(4,530)	(3,286)

Total	$24,583	$25,827

Amortization expense charged to operations was $1,244 and $1,245 for the years ended March 31, 2003 and 2002, respectively.

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in Vertical Health Solutions, Inc.

As of March 31, 2002, the Company owned 4.5% of Vertical. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical (see Note 3), with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. The Company therefore owned approximately 21.0% of Vertical as of June 30, 2002 and the investment was accounted for under the equity method until December 31, 2002. Effective December 31, 2002 the Company’s percentage of ownership in Vertical was reduced from approximately 21.0% to approximately 19.5% upon Vertical’s issuance of additional shares of its Series A preferred stock. Subsequent to December 31, 2002, due to the reduction in the Company’s percentage of ownership, the Company continued to account for this investment under the cost method. At March 31, 2003 and 2002, the Company’s investment in Vertical amounted $357,902 and $9,500, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES – (Continued)

The results of operations of the Company’s equity-basis affiliate, Vertical are summarized below:

Nine Months Ended December 31, 2002
Condensed Income Statement Information:
Net sales	$1,151,623
Gross profit	512,868
Net loss	(495,683)

As the investment was not accounted for under the equity method during the year ended March 31, 2002, no financial information is provided for such period.

Investment in Tribeca Beverage Company

In July 2001, the Company purchased 20%, or 200,000 shares of common stock of Tribeca Beverage Company. In December 2002, the Company purchased an additional 10%, or 100,000 shares (see Note 2). The investment was accounted for under the equity method. As a result of management’s analysis, it has been determined that the investment was worthless as of March 31, 2003 and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2002, the investment amounted $180,863 and is included in investments in unconsolidated affiliates. The balance of the obligation due to Tribeca for the purchase of the investment as of March 31, 2003 and 2002 was $4,278 and $63,977, respectively, and is included in obligations to affiliates.

The results of operations of the Company’s equity-basis affiliate, Tribeca are summarized below:

	Twelve Months Ended March 31, 2003	Period From June 22, 2001 (Date of Inception) To March 31, 2002
Condensed Income Statement Information:
Net sales	$50,408	$39,071
Gross profit	23,118	20,295
Net loss	(68,040)	(95,686)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Investment in DrugMax, Inc.

As of March 31, 2002 the Company owned approximately 27% of DrugMax. Based on market prices, this investment had a market value of approximately $7,809,320 at March 31, 2002. On November 22, 2002, the Company distributed to its shareholders, its remaining investment in DrugMax, which consisted of 1,933,000 shares of DrugMax common stock (see Note 2).

The combined results of operations and financial position of the Company’s equity-basis affiliate, DrugMax are summarized below:

	Nine Months Ended December 31, 2002	Year Ended March 31, 2002
Condensed Income Statement Information:
Net sales	$222,073,763	$271,287,988
Gross profit	6,144,490	7,512,606
Net income (loss)	(12,859,887)	2,007,122

	As Of March 31, 2002
Condensed Balance Sheet Information:
Current assets	$37,964,843
Non-current assets	28,337,914
Current liabilities	33,876,401
Non-current liabilities	979,761
Stockholders’ equity	31,446,595

On November 30, 2001, the Company transferred 225,500 shares of its investment in DrugMax to certain creditors in satisfaction of $1,132,218 of its obligations and recorded a gain of $301,107 related to the transfer.

On February 15, 2002, the Company received 125,000 shares of DrugMax in exchange for 125,000 new shares of common stock of the Company.

On March 20, 2002, the Company agreed to transfer 287,500 shares of its investment in DrugMax to U.S. Diversified Technologies, Inc., in exchange for its 310,000 shares of Series A Convertible Preferred stock of the Company, in mutual settlement of litigation. Upon full execution of a Release And Settlement Agreement on October 2, 2002, the 310,000 shares were subsequently transferred.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

On March 20, 2002, the Company agreed to transfer 45,000 shares of its investment in DrugMax to Paul Santostasi, a principal shareholder of U.S. Diversified Technologies, Inc. and former Vice Chairman of the Company, in satisfaction of $180,000 of its obligation and in mutual settlement of litigation, which resulted in $71,853 of compensation expense and a recorded gain of $11,280 to the Company. Upon full execution of a Release And Settlement Agreement on October 2, 2002, the 45,000 shares were subsequently transferred.

NOTE 11—INCOME TAXES

Income tax expense (benefit) for the years ended March 31, 2003 and 2002 are as follows:

	2003	2002
Current income tax expense (benefit)	$5,746	$(54,350)
Deferred income tax expense (benefit)	(2,423,892)	(711,110)

Income tax expense (benefit)	$(2,418,146)	$(765,460)

Income taxes for the years ended March 31, 2003 and 2002 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

	2003	2002
Computed tax expense at the statutory rate	$(2,481,300)	$326,000
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	—	—
Receivable and inventory allowances	21,000	110,000
Gain on sale of subsidiary	(27,000)	(584,000)
Equity in loss of affiliated companies	1,314,300	(232,000)
Depreciation	33,800	12,000
Distribution of investment stock	905,800	—
Loss from discontinued operations	—	184,000
Exchange of securities for stock redemption	—	19,000
Exchange of securities for notes payable	—	240,000
Bad debt expense on note receivable	273,000	—
Unrealized loss on marketable equity securities	24,000	—
Net operating loss utilization	(33,260)	(130,000)
Business credits utilization	(24,090)	—

Current income tax expense (benefit)	$6,250	$(55,000)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 11—INCOME TAXES (Continued)

Temporary differences that give rise to deferred tax assets and liabilities:

	2002	2003
Deferred tax assets:
Bad debts	$350	$106,400
Inventories	21,200	7,000
Net operating loss carryforward	44,000	139,500
Unrealized losses on marketable equity securities	24,800	45,300
Depreciation	34,500	20,000
Investment in unconsolidated subsidiary	27,000	—

Gross deferred tax assets	151,850	318,200
Less valuation allowance	(151,850)	—

	$—	$318,200

	2002	2003
Deferred tax liabilities:
Depreciation	$—	$—
Gain (loss) on sale of subsidiary and securities	—	2,758,400

Gross deferred tax liability	$—	$2,758,400

Net increase (decrease) in valuation allowance	$—	$—

The Company had an estimated deferred income tax liability of $2,440,241 as of the year ended March 31, 2002, which primarily represented the potential future tax expense associated with the gain resulting from the Company’s sale of its subsidiary, Becan Distributors, Inc., in November 1999. The distribution of the Company’s investment in DrugMax to its shareholders in November 2002 resulted in a reduction of the estimated future tax expense associated with that gain. As of March 31, 2003, the Company had an accrued income tax liability of $5,746 and no net deferred income tax asset or liability.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 12—LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2003 and 2002:

	2003	2002
Note payable collateralized by real property, due in monthly payments of approximately $6,483, including interest at prime (5.00% at March 31, 2003 and 2002) plus 2.25% through October 2024. The note is guaranteed by the Company’s Chairman.	$847,912	$864,102
Capitalized lease obligations for equipment, due in monthly principal and interest payments of approximately $1,813 through 2004.	11,710	29,419
Other	20,452	14,049

	880,074	907,570
Less current maturities	48,362	44,758

Total	$831,712	$862,812

At March 31, 2003, aggregate maturities of long-term obligations are as follows:

Year Ending March 31,
2004	$48,362
2005	16,200
2006	16,200
2007	16,200
2008	16,200
Thereafter	766,912

Total	$880,074

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2003:

Year Ending March 31,
2004	$9,516
2005	9,516
2006	4,757
2007	—
2008	—
Thereafter	—

Total	$23,789

Total rent expense for the years ended March 31, 2003 and 2002 was approximately $52,202 and $33,060, respectively.

Employment Agreement

In March 1999, the Company entered into an Employment Agreement with Jugal K. Taneja, for a term of three years. The annual salary payable under this contract amounted to $240,000 for the year ended March 31, 2002, plus an annual bonus at the discretion of the Board of Directors. Effective January 1, 2002, based on mutual agreement between the parties, the Employment Agreement between the Company and Jugal K. Taneja was replaced by a Consulting Agreement.

Consulting Agreement

Effective January 1, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja. Mr. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 14, 2002, he also served as the Company’s Chief Executive Officer. The Consulting Agreement provides for an initial three-year term ending January 1, 2005, and bi-monthly payments of $10,000, based on an annual base compensation of $240,000. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. The agreement contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. The period covered by the non-competition provisions will end three years after the termination of the consultant’s consulting agreement with the Company.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 13 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2003 should have a material adverse impact on its financial condition or results of operations.

NOTE 14—STOCK OPTIONS

The Company’s Stock Option Plan (“SOP”) was adopted in March 1999 to provide for the grant to employees up to 1,500,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP is intended to provide incentives to directors, officers, and other key employees and enhance the Company’s ability to attract and retain qualified employees. Stock options are granted for the purchase of Common Stock at a price not less than the fair market on the date of grant. During the year ended March 31, 2002, 200,000 options expired. As of March 31, 2003 and 2002, there were no options outstanding.

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2003 and 2002:

	Number of Shares	2002		2003
		Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	—	$—	200,000	$9.00
Granted	—	—	—	—
Exercised	—	—	—	—
Expired and forfeited	—	—	(200,000)	(9.00)

Outstanding, end of year	—	$—	—	$—

Options vested, end of year	—	$—	—	$—

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 14—STOCK OPTIONS (Continued)

	2003	2002
Net income (loss):
As reported	$(4,291,589)	$1,028,370
Pro forma	$(4,291,589)	$1,027,790
Net income (loss) per common share:
Basic income (loss) per share:
As reported	$(1.40)	$.35
Pro forma	$(1.40)	$.35
Diluted income (loss) per share:
As reported	$(1.40)	$.32
Pro forma	$(1.40)	$.31

The fair value of each option granted is estimated on the grant date using the binomial option pricing model. No options were granted during the years ended March 31, 2003 or 2002, therefore no calculation was performed.

NOTE 15—SHAREHOLDERS’ EQUITY

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

MARCH 31, 2003 AND 2002

NOTE 15—SHAREHOLDERS’ EQUITY (Continued)

On February 15, 2002, the Company transferred 125,000 shares of its investment in DrugMax in exchange for the issuance of 125,000 new shares of Company common stock.

On March 20, 2002, pursuant to a Settlement Agreement (see Note 3), the Company agreed to cause the transfer of 287,500 shares of its investment in DrugMax to USDTI, in exchange for USDTI’s 310,000 shares of Series A Convertible Preferred stock of the Company. In October 2002, the shares were subsequently transferred and the 310,000 shares of Series A Convertible Preferred stock of the Company were cancelled.

In May 2002, the Company issued 20,000 shares of common stock of the Company in exchange for 20,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

In September 2002, the Company issued 10,734 shares of common stock of the Company in payment of $16,101 of accrued preferred share dividends.

In May 2002, the Company filed Form 211, under the U.S. Securities and Exchange Commission Rule 15c2-11, to apply with NASD Regulation for listing of its common stock on the OTC Bulletin Board. In July 2002, the Company subsequently obtained clearance of its Form 211 for listing of the Company’s common stock on the OTC Bulletin Board.

NOTE 16 – DISCONTINUED OPERATIONS

On November 30, 2001, the Company sold Dynamic Korea, a wholly-owned subsidiary of the Company (see Note 2, Sale of Subsidiary). The financial statements for the year ended March 31, 2002 include a loss from discontinued operations in the amount of $473,232, as a result of operations of Dynamic Korea from January 1, 2001 through November 30, 2001, the date of sale. Revenue for the discontinued operations was $825,435 for the period from January 1, 2001 through November 30, 2001.

NOTE 17 – EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	2003	2002
Numerator:
Net income (loss)	$(4,291,589)	$1,032,561
Less preferred stock dividends	—	(4,191)

Net income (loss) available to common shareholders	$(4,291,589)	$1,028,370

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 17 – EARNINGS (LOSS) PER SHARE (Continued)

	2003	2002
Denominator:
Weighted average shares outstanding	3,075,057	2,934,578
Effect of dilutive securities:
Employee stock options	—	—
Series A Convertible Preferred Stock	—	300,658
Series B Cumulative Convertible Preferred Stock	—	27,973

Weighted average fully diluted shares outstanding	3,075,057	3,263,209

Net earnings (loss) per common share – Basic	$(1.40)	$0.35

Net earnings (loss) per common share – Diluted	$(1.40)	$0.32

NOTE 18—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended March 31, 2003, two customers represented approximately 26% of consolidated revenue. For the year ended March 31, 2002, 68% of consolidated revenue was received from one customer. Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At March 31, 2002, the Company had cash deposits in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 19—FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For the year ended March 31, 2003, the Company had two industry segments: Distribution and Prescription Services. For the year ended March 31, 2002, the Company had one industry segment, Distribution. The channels of distribution include health food, drug, convenience and mass-market stores, and direct marketing through distributors, radio, infomercials, catalog sales and through use of the internet throughout the United States. The Company has a distribution center located in Largo, Florida. From April 2000 to November 30, 2001, the Company also had a distribution center located in Seoul, South Korea.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

NOTE 19—FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (Continued)

The following shows revenues, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2003 and 2002.

	2003	2002
Revenues
Distribution	$822,077	$845,981
Prescription Services	8,359	—

	$830,436	$845,981

Intersegment sales	$—	$—

Gross profit
Distribution	$399,871	$578,453
Prescription Services	1,046	—

	$400,917	$578,453

Operating income (loss)
Distribution	$(74,510)	$(4,229)
Prescription Services	(8,657)	—

	$(83,167)	$(4,229)

Assets
Distribution	$201,862	$708,203
Prescription Services	8,642	—
Corporate	1,799,250	10,647,691

	$2,009,754	$11,355,894

NOTE 20 – SUBSEQUENT EVENT

In April 2003, a Limited Liability Company was formed to market certain dietary supplements. An Operating Agreement has not yet been finalized and no material capital commitments have been made.