Form 10QSB
period 2003-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2003-08-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes   ☐ No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 13, 2003 was 12,331,500.

PART I—FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2003	2003
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$52,261	$23,914
Certificate of deposit	—	45,917
Marketable equity securities, net	—	4,314
Accounts receivable, net	88,909	51,155
Inventories	20,978	25,662
Prepaid expenses	17,765	38,744
Other current assets	7,433	7,729
Due from affiliates	8,663	6,063
Note receivable from affiliate	38,186	37,426

Total current assets	234,195	240,924

Property, plant and equipment, net	1,355,234	1,374,305

Intangible assets, net	24,272	24,583
Investments in unconsolidated affiliates	359,406	357,902
Other assets, net	12,312	12,040

Total assets	$1,985,419	$2,009,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152,949	$149,070
Other payables	80,769	85,964
Current portion of long-term obligations	31,567	48,362
Accrued expenses	46,149	42,416
Accrued income taxes	5,746	5,746
Due to related party	47,819	—
Obligations to affiliates	56,638	33,418

Total current liabilities	421,637	364,976

Long-term obligations, less current portion	828,120	831,712

Total liabilities	1,249,757	1,196,688

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 3,082,875 shares issued and outstanding	30,828	30,828
Additional paid-in capital	2,538,142	2,538,142
Retained earnings (deficit)	(1,833,308)	(1,690,048)
Accumulated other comprehensive income:
Unrealized losses on marketable equity securities	—	(65,856)

Total shareholders’ equity	735,662	813,066

Total liabilities and shareholders’ equity	$1,985,419	$2,009,754

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
Revenues:
Distribution	$195,129	$175,800
Prescription services	77,075	—

Total revenues	272,204	175,800

Cost of goods sold:
Distribution	80,611	70,684
Prescription services	54,307	—

Total cost of goods sold	134,918	70,684

Gross profit:
Distribution	114,518	105,116
Prescription services	22,768	—

Total gross profit	137,286	105,116

Operating expenses:
Selling, general and administrative expenses	225,926	246,097
Amortization expense	311	311
Depreciation expense	22,066	23,032

Total operating expenses	248,303	269,440

Operating loss before other income and expense	(111,017)	(164,324)

Other income (expense):
Interest income	767	34,160
Other income and expenses, net	51,319	47,144
Losses on marketable equity securities, net	(102,434)	—
Equity in income (loss) of affiliated companies	(2,246)	(164,184)
Interest expense	(16,694)	(18,007)

Total other income (expense)	(69,288)	(100,887)

Loss before income taxes	(180,305)	(265,211)
Income tax expense (benefit)	(37,045)	—

Net loss	(143,260)	(265,211)
Preferred stock dividends	—	377

Net loss available to common shareholders	$(143,260)	$(265,588)

Basic loss per share	$(0.05)	$(0.09)

Basic weighted average number of common shares outstanding	3,082,875	3,062,251

Diluted loss per share	$(0.05)	$(0.09)

Diluted weighted average number of common shares outstanding	3,082,875	3,062,031

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Losses on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2002 (Audited)	—	$—	—	$—	3,082,875	$30,828	$2,538,142	$(1,690,048)	$(65,856)	$813,066
COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(143,260)		(143,260)
Unrealized gains (losses) on marketable equity securities	—	—	—	—	—	—	—	—	65,856	65,856

Comprehensive income (loss)										(77,404)

Balances at June 30, 2003 (Unaudited)	—	$—	—	$—	3,082,875	$30,828	$2,538,142	$(1,833,308)	$—	$735,662

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(143,260)	$(265,211)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,377	23,343
Equity in income (loss) of affiliated companies	2,246	164,184
Losses on sales of marketable equity securities, net of effect of deferred income taxes	65,389	—
Changes in operating assets and liabilities:
Accounts receivable	(37,754)	(51,280)
Inventories	4,684	(13,789)
Due to/from affiliates, net	19,860	(64,398)
Prepaid expenses	20,979	13,386
Other current assets	296	845
Other assets	(272)	(24,877)
Accounts payable	3,879	28,980
Other payables	(5,195)	3,556
Accrued expenses	3,733	(105)

Net cash used in operating activities	(43,038)	(185,366)

Cash flows from investing activities:
Purchases of property and equipment	(2,995)	(22,993)
Purchase of certificate of deposit	—	(488)
Redemption of certificate of deposit	45,917	—
Purchase of investment	(3,750)	—
Proceeds from sale of marketable equity securities	4,781	—
Proceeds from related party receivables	—	20,460

Net cash provided by (used in) investing activities	43,953	(3,021)

Cash flows from financing activities:
Payments of long-term obligations	(20,387)	(12,663)
Proceeds from issuance of related party obligations	47,819	—

Net cash provided by (used in) financing activities	27,432	(12,663)

Net increase (decrease) in cash	28,347	(201,050)
Cash and cash equivalents at beginning of period	23,914	666,213

Cash and cash equivalents at end of period	$52,261	$465,163

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—(Continued)

	Three Months Ended June 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$16,793	$17,835

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$—	$429,846

Supplemental schedule of non-cash financing activities:
Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$—	$50,000

Accrual of preferred stock dividends	$—	$377

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

JUNE 30, 2003 AND 2002 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2003.

Certain reclassifications have been made to the financial statements as of and for the three months ended June 30, 2002, and as of March 31, 2003, to conform to the presentation as of and for the three months ended June 30, 2003.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three months ended June 30, 2003 and 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), J. Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Life Asia, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in net assets of an affiliated company, Vertical Health Solutions, Inc. (“Vertical”), was accounted for under the equity method until December 31, 2002, at which time the Company’s percentage of ownership in Vertical was reduced from approximately 21.0% to approximately 19.5%. At June 30, 2003, the Company owned approximately 19.2% of Vertical. As of June 30, 2003 and 2002, the investment amounted to $357,902 and $435,286, respectively. For the three months ended June 30, 2002, $4,060 was recorded as the Company’s share of Vertical’s loss.

The consolidated results of operations of Vertical for the three months ended June 30, 2002 are summarized below:

Three Months Ended June 30, 2002
(Unaudited)
Condensed Income Statement Information:
Net sales	$323,972
Gross profit	170,866
Net loss	(126,275)

Investment in net assets of an affiliated company, Tribeca Beverage Company (“Tribeca”), was accounted for under the equity method until March 31, 2003, at which time it was determined by management that the investment was worthless. As of June 30, 2002, the investment amounted to $175,954. For the three months ended June 30, 2002, $4,909 was recorded as the Company’s share of Tribeca’s loss. At June 30, 2003 and 2002, the Company owned 30% and 20%, respectively, of Tribeca.

The results of operations for Tribeca for the three months ended June 30, 2002 are summarized below:

Three Months Ended June 30, 2002
(Unaudited)
Condensed Income Statement Information:
Net sales	$37,954
Gross profit	17,145
Net loss	(24,544)

Investment in net assets of an affiliated company, DrugMax, Inc. (“DrugMax”), was accounted for under the equity method until November 22, 2002, at which time the Company distributed all of its shares of common stock of DrugMax to its shareholders. For the three months ended June 30, 2002, $155,214 was recorded as the Company’s share of DrugMax’s loss. At June 30, 2003 and 2002, the Company owned zero and approximately 27% of DrugMax, respectively.

The consolidated results of operations of DrugMax for the three months ended June 30, 2002 are summarized below:

Three Months Ended June 30, 2002
(Unaudited)
Condensed Income Statement Information:
Net sales	$63,103,819
Gross profit	1,980,826
Net income (loss)	(571,690)

On April 30, 2003, the Company entered into a joint venture agreement with a company to form a Florida limited liability company, Generilean Health Systems, LLC (“Generilean”), to market various products. Under the terms of the agreement, the Company has a 50% ownership and shares profits and losses equally. The Company is required to contribute half of the costs incurred in the initial marketing of the products. The Company accounts for the investment under the equity method of accounting. As of June 30, 2003, the investment on the records of the Company and the operations of the joint venture were not material.

NOTE D–COMPREHENSIVE INCOME

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

NOTE E–SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three months ended June 30, 2003, the Company had two industry segments: Distribution and Prescription Services. For the three months ended June 30, 2002, the Company had one industry segment, Distribution. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three months ended June 30, 2003:

Three Months Ended June 30, 2003
(Unaudited)
Revenues:
Distribution	$195,129
Prescription services	77,075
Intersegment sales	—
Gross profit:
Distribution	114,518
Prescription services	22,768
Operating income (loss):
Distribution	5,999
Prescription services	(368)

As of June 30, 2003
(Unaudited)
Assets:
Distribution	$214,972
Prescription services	14,723
Corporate	1,755,724

NOTE F–INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. As of June 30, 2003, the Company had an accrued income tax liability of $5,746 and no net deferred income tax asset or liability.

NOTE G–RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative Companies, Inc. (“Innovative”), an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, and Chairman of the Board of Innovative.

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

For the three months ended June 30, 2003 and 2002, purchases of products from subsidiaries of Innovative were $50,949 and $47,751, respectively. For the three months ended June 30, 2003 and 2002, sales of products to a subsidiary of Innovative were zero and approximately $3,394, respectively. As of June 30, 2003 and March 31, 2003, $191 and $91, respectively, were due from Innovative and are in included in amounts due from affiliates, and $49,643 and $29,140, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the three months ended June 30, 2003 and 2002, sales of products to a subsidiary of DrugMax, an affiliate of the Company, were zero and $5,760, respectively. There were no purchases of products from subsidiaries of DrugMax for the three months ended June 30, 2003 and 2002. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax is also a principal shareholder of the Company.

For the three months ended June 30, 2003 and 2002, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, Chief Executive Officer and President of the Company, were $23,113 and zero, respectively. There were no sales of products to T & L for the three months ended June 30, 2003 and 2002. As of June 30, 2003 and March 31, 2003, $4,117 and zero, respectively, were due to T & L and are included in obligations to affiliates.

For the three months ended June 30, 2003 and 2002, the Company charged Vertical, an affiliate of the Company, consulting fees of $1,215 and zero, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of June 30, 2003 and March 31, 2003, $6,360 and $6,063, respectively, were due from Vertical and are included in amounts due from affiliates.

NOTE H–SUBSEQUENT EVENT

On July 29, 2003, the Board of Directors of the Company approved a forward split of its outstanding shares of common stock on a four-for-one basis effective August 12, 2003, such that for each share of Company common stock held as of August 1, 2003, each shareholder was entitled to receive three additional shares of Company common stock. The payment date for the additional shares of common stock was August 12, 2003. After the forward split the Company had 12,331,500 shares of common stock issued and outstanding.

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

Results of Operations

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Revenues. The Company generated total revenues of $272,204 for the three months ended June 30, 2003, an increase of $96,404 or 54.8%, compared to $175,800 for the three months ended June 30, 2002. Distribution revenues increased $19,329, or 11.0%, to $195,129 for the three months ended June 30, 2003, compared to $175,800 for the three months ended

June 30, 2002. The increase was primarily attributable to increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. The Company commenced its prescription services operations in March 2003. Prescription services revenues were $77,075 for the three months ended June 30, 2003.

Gross profit. The Company achieved total gross profit of $137,286 for the three months ended June 30, 2003, an increase of $32,170 or 30.6%, compared to $105,116 for the three months ended June 30, 2002. Total gross margins, as a percentage of revenues, decreased from 59.8% for the three months ended June 30, 2002 to 50.4% for the three months ended June 30, 2003. Distribution gross profit increased $9,402 or 8.9%, to $114,518 for the three months ended June 30, 2003, as compared to $105,116 for the three months ended June 30, 2002. The decrease was primarily attributable to a change in the Company’s mix of sales, due to increased sales of products that yield a lower gross margin, and was partially offset by an increase in the Company’s customer base, as well as increased sales to existing customers. Prescription services gross profit was $22,768 for the three months ended June 30, 2003. There was no prescription services gross profit for the three months ended June 30, 2002 since the Company did not commence its prescription services operations until March 2003.

Operating expenses. The Company incurred operating expenses of $248,303 for the three months ended June 30, 2003, compared to $269,440 for the three months ended June 30, 2002. These expenses include various administrative, sales, marketing and other direct operating expenses of $225,926, and depreciation and amortization expenses of $22,377 for the three months ended June 30, 2003, compared to $246,097 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $23,343 for the three months ended June 30, 2002. Operating expenses, excluding amortization and depreciation expense decreased to 83.0% of revenues for the three months ended June 30, 2003, from 140.0% of revenues for the three months ended June 30, 2002. The decrease was primarily attributable to decreased accounting and legal expenses, and was partially offset by increased insurance and web site expenses.

Interest income. Interest income was $767 for the three months ended June 30, 2003, compared to $34,160 for the three months ended June 30, 2002. The decrease in interest income was a result of a decrease in notes receivable, and a decrease in cash and cash equivalents.

Interest expense. Interest expense was $16,694 for the three months ended June 30, 2003, compared to $18,007 for the three months ended June 30, 2002. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations, as well as favorable interest rate changes.

Income taxes. As of June 30, 2003, the Company had an accrued income tax liability of $5,746 and no net deferred income tax asset or liability. During the three months ended June 30, 2003, the Company recorded an income tax benefit of $37,045, associated with the reversal of unrealized losses on marketable equity securities.

Net loss per share. Net loss per share for the three months ended June 30, 2003 was $0.05, compared to net loss per share of $0.09 for the three months ended June 30, 2002. The decrease in net loss per share was primarily a result of a decrease in the Company’s operating loss before other income and expense of $53,307, a decrease in equity in loss of affiliated companies of $161,938, an increase in income tax benefit of $37,045, partially offset by an increase in losses on marketable equity securities, net, of $102,434.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had a working capital deficit of $187,442 and $124,052 at June 30, 2003 and March 31, 2003, respectively.

Net cash used in operating activities was $43,038 for the three months ended June 30, 2003, as compared to net cash used in operating activities of $185,366 for the three months ended June 30, 2002. The usage of cash was primarily attributable to an increase in accounts receivable of $37,754, an increase in other assets of $272 and a decrease in other payables of $5,195, partially offset by a decrease in inventories of $4,684, a decrease in amounts due to/from affiliates, net, of $19,860, a decrease in prepaid expenses of $20,979, a decrease in other current assets of $296, an increase in accounts payable of $3,879 and an increase in accrued expenses of $3,733.

Net cash provided by investing activities was $43,953, representing the redemption of a certificate of deposit of $45,917 and proceeds from the sale of marketable equity securities of $4,781, partially offset by the purchase of property and equipment of $2,995 and the purchase of an investment of $3,750.

Net cash provided by financing activities was $27,432, representing proceeds from the issuance of related party obligations of $47,819 and was partially offset by payments of long-term obligations of $20,387.

At June 30, 2003, the Company had $52,261 in cash and cash equivalents, as compared to $465,163 at June 30, 2002.

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

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is involved in litigation in Florida from Gerald Schmoling, a former President of a subsidiary of the Company. However, in the past year the plaintiff has not taken any action with respect to this matter. Management believes that such claim is frivolous and the litigation is being defended.

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

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2003.

Item 5. OTHER INFORMATION.

On July 29, 2003, the Board of Directors of the Company approved a forward split of its outstanding shares of common stock on a four-for-one basis effective August 12, 2003, such that for each share of Company common stock held as of August 1, 2003, each shareholder was entitled to receive three additional shares of Company common stock. The payment date for the additional shares of common stock was August 12, 2003. After the forward split the Company had 12,331,500 shares of common stock issued and outstanding.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed July 30, 2003.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the three month period ending June 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2003	Dynamic Health Products, Inc. By: /s/ Mandeep K. Taneja Mandeep K. Taneja, Chief Executive Officer and President

Date: August 14, 2003	By: /s/ Cani I. Shuman Cani I. Shuman, Chief Financial Officer