Form 10QSB/A
period 2003-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2003-11-05
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 4, 2003 was 12,331,500.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	March 31, 2003

	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$52,261	$23,914
Certificate of deposit	—	45,917
Marketable equity securities, net	991,623	4,314
Accounts receivable, net	88,909	51,155
Inventories	20,978	25,662
Prepaid expenses	17,765	38,744
Other current assets	7,433	7,729
Due from affiliates	8,663	6,063
Note receivable from affiliate	38,186	37,426

Total current assets	1,225,818	240,924

Property, plant and equipment, net	1,355,234	1,374,305

Intangible assets, net	24,272	24,583
Investments in unconsolidated affiliates	359,406	357,902
Dividends receivable from affiliate	43,102	—
Other assets, net	12,312	12,040

Total assets	$3,020,144	$2,009,754

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$152,949	$149,070
Other payables	80,769	85,964
Current portion of long-term obligations	31,567	48,362
Accrued expenses	46,149	42,416
Accrued income taxes	5,746	5,746
Due to related party	47,819	—
Obligations to affiliates	56,638	33,418

Total current liabilities	421,637	364,976

Deferred income taxes	356,984	—
Long-term obligations, less current portion	828,120	831,712

Total liabilities	1,606,741	1,196,688

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 12,331,500 shares issued and outstanding	123,315	123,315
Additional paid-in capital	2,445,655	2,445,655
Retained earnings (deficit)	(1,790,206)	(1,690,048)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities	634,639	(65,856)

Total shareholders’ equity	1,413,403	813,066

Total liabilities and shareholders’ equity	$3,020,144	$2,009,754

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2003	2002
	(Unaudited)	(Restated)
Revenues:
Distribution	$195,129	$175,800
Prescription services	77,075	—

Total revenues	272,204	175,800

Cost of goods sold:
Distribution	80,611	70,684
Prescription services	54,307	—

Total cost of goods sold	134,918	70,684

Gross profit:
Distribution	114,518	105,116
Prescription services	22,768	—

Total gross profit	137,286	105,116

Operating expenses:
Selling, general and administrative expenses	225,926	246,097
Amortization expense	311	311
Depreciation expense	22,066	23,032

Total operating expenses	248,303	269,440

Operating loss before other income and expense	(111,017)	(164,324)

Other income (expense):
Interest income	767	34,160
Other income and expenses, net	94,421	47,144
Losses on marketable equity securities, net	(102,434)	—
Equity in income (loss) of affiliated companies	(2,246)	(164,184)
Interest expense	(16,694)	(18,007)

Total other income (expense)	(26,186)	(100,887)

Loss before income taxes	(137,203)	(265,211)

Income tax expense (benefit)	(37,045)	—

Net loss	(100,158)	(265,211)
Preferred stock dividends	—	377

Net loss available to common shareholders	$(100,158)	$(265,588)

Basic loss per share	$(0.01)	$(0.02)

Basic weighted average number of common shares outstanding	12,331,500	12,249,004

Diluted loss per share	$(0.01)	$(0.02)

Diluted weighted average number of common shares outstanding	12,331,500	12,248,124

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
									Unrealized Gains (Losses) on Securities
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2003 (Restated)	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,690,048)	$(65,856)	$813,066
COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(100,158)		(100,158)
Unrealized gains (losses) on marketable equity securities (net of tax of $394,029)	—	—	—	—	—	—	—	—	700,495	700,495

Comprehensive income (loss)										600,337

Balances at June 30, 2003 (Unaudited)	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,790,206)	$634,639	$1,413,403

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(100,158)	$(265,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,377	23,343
Equity in income (loss) of affiliated companies	2,246	164,184
Losses on sales of marketable equity securities, net of effect of deferred income taxes	65,389	—
Changes in operating assets and liabilities:
Accounts receivable	(37,754)	(51,280)
Inventories	4,684	(13,789)
Due to/from affiliates, net	19,860	(64,398)
Prepaid expenses	20,979	13,386
Other current assets	296	845
Dividends receivable from affiliate	(43,102)	—
Other assets	(272)	(24,877)
Accounts payable	3,879	28,980
Other payables	(5,195)	3,556
Accrued expenses	3,733	(105)

Net cash used in operating activities	(43,038)	(185,366)

Cash flows from investing activities:
Purchases of property and equipment	(2,995)	(22,993)
Purchase of certificate of deposit	—	(488)
Redemption of certificate of deposit	45,917	—
Purchase of investment	(3,750)	—
Proceeds from sale of marketable equity securities	4,781	—
Proceeds from related party receivables	—	20,460

Net cash provided by (used in) investing activities	43,953	(3,021)

Cash flows from financing activities:
Payments of long-term obligations	(20,387)	(12,663)
Proceeds from issuance of related party obligations	47,819	—

Net cash provided by (used in) financing activities	27,432	(12,663)

Net increase (decrease) in cash	28,347	(201,050)

Cash and cash equivalents at beginning of period	23,914	666,213

Cash and cash equivalents at end of period	$52,261	$465,163

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

Restatements

Certain reclassifications have been made to the financial statements as of and for the three months ended June 30, 2002, and as of March 31, 2003, to conform to the presentation as of and for the three months ended June 30, 2003. Unless otherwise noted, all information presented has been adjusted to retroactively reflect the four-for-one forward split of the Company’s common stock in August 2003 (see Note H).

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three months ended June 30, 2003 and 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Life Asia, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE D–COMPREHENSIVE INCOME

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company has implemented SFAS 130 as of and for the three months ended June 30, 2000 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of June 30, 2003:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$(1,094,524)	$394,029	$(700,495)

Other comprehensive income	$(1,094,524)	$394,029	$(700,495)

NOTE E-SEGMENT INFORMATION

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

Presented below is condensed segment information as of and for the three months ended June 30, 2003:

Three Months Ended June 30, 2003
(Unaudited)
Revenues:
Distribution	$195,129
Prescription services	77,075
Intersegment sales	—
Gross profit:
Distribution	114,518
Prescription services	22,768
Operating income (loss):
Distribution	5,999
Prescription services	(368)

As of June 30, 2003
(Unaudited)
Assets:
Distribution	$214,972
Prescription services	14,723
Corporate	2,790,449

NOTE F-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The Company has a current and deferred tax liability recorded as of June 30, 2003 of $5,746 and $356,984, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

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

For the three months ended June 30, 2003 and 2002, the Company charged Vertical, an affiliate of the Company, consulting fees of $1,215 and zero, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of June 30, 2003 and March 31, 2003, $6,360 and $6,063, respectively, were due from Vertical and are included in amounts due from affiliates. For the three months ended June 30, 2003 and 2002, the Company recorded $43,102 and zero, respectively, of income from Vertical for preferred stock dividends. As of June 30, 2003 and March 31, 2003, $43,102 and zero, respectively, were due from Vertical for these dividends and are included in dividends receivable from affiliate.

NOTE H-SUBSEQUENT EVENT

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

Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical Health Solutions, Inc. for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 179,846 shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 53,936 shares of common stock of Vertical.

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

Results of Operations

Three Months Ended June 30, 2003 Compared To Three Months Ended June 30, 2002

Revenues. The Company generated total revenues of $272,204 for the three months ended June 30, 2003, an increase of $96,404 or 54.8%, compared to $175,800 for the three months ended June 30, 2002. Distribution revenues increased $19,329 or 11.0%, to $195,129 for the three months ended June 30, 2003, compared to $175,800 for the three months ended

June 30, 2002. The increase was primarily attributable to increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. The Company commenced its prescription services operations in March 2003. Prescription services revenues were $77,075 for the three months ended June 30, 2003.

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

Income taxes. As of June 30, 2003, the Company had an accrued income tax liability of $5,746 and a deferred income tax liability of $356,984. The deferred income tax liability is primarily associated with unrealized gains on marketable equity securities. During the three months ended June 30, 2003, the Company recorded an income tax benefit of $37,045, associated with the reversal of unrealized losses on marketable equity securities.

Net loss per share. Net loss per share for the three months ended June 30, 2003 was $0.01, compared to net loss per share of $0.02 for the three months ended June 30, 2002. The decrease in net loss per share was primarily a result of a decrease in the Company’s operating loss before other income and expense of $53,307, a decrease in equity in loss of affiliated companies of $161,938, an increase in other income and expenses, net, of $47,277 and an increase in income tax benefit of $37,045, partially offset by an increase in losses on marketable equity securities, net, of $102,434.

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

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $804,181 at June 30, 2003 and a working capital deficit of $124,052 at March 31, 2003.

Net cash used in operating activities was $43,038 for the three months ended June 30, 2003, as compared to net cash used in operating activities of $185,366 for the three months ended June 30, 2002. The usage of cash was primarily attributable to an increase in accounts receivable of $37,754, an increase in dividends receivable from affiliate of $43,102, an increase in other assets of $272 and a decrease in other payables of $5,195, partially offset by a decrease in inventories of $4,684, a decrease in amounts due to/from affiliates, net, of $19,860, a decrease in prepaid expenses of $20,979, a decrease in other current assets of $296, an increase in accounts payable of $3,879 and an increase in accrued expenses of $3,733.

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

Dynamic Health Products, Inc.

Date: November 5, 2003	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: November 5, 2003	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer