Form 10QSB
period 2003-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2003-11-06
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 5, 2003 was 12,331,500.

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	March 31, 2003
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$35,575	$23,914
Certificate of deposit	—	45,917
Marketable equity securities, net	935,953	4,314
Accounts receivable, net	123,257	51,155
Inventories	50,447	25,662
Prepaid expenses	76,185	38,744
Other current assets	7,662	7,729
Due from affiliates	9,971	6,063
Note receivable from affiliate	38,954	37,426

Total current assets	1,278,004	240,924

Property, plant and equipment, net	1,333,142	1,374,305

Intangible assets, net	26,722	24,583
Investments in unconsolidated affiliates	359,225	357,902
Dividends receivable from affiliate	53,937	—
Other assets	8,125	12,040

Total assets	$3,059,155	$2,009,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$165,138	$149,070
Other payables	86,334	85,964
Current portion of long-term obligations	60,872	48,362
Accrued expenses	53,244	42,416
Accrued income taxes	—	5,746
Due to related party	47,819	—
Obligations to affiliates	114,595	33,418

Total current liabilities	528,002	364,976

Deferred income taxes	336,943	—
Long-term obligations, less current portion	826,866	831,712

Total liabilities	1,691,811	1,196,688

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 12,331,500 shares issued and outstanding	123,315	123,315
Additional paid-in capital	2,445,655	2,445,655
Retained earnings (deficit)	(1,800,636)	(1,690,048)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities	599,010	(65,856)

Total shareholders’ equity	1,367,344	813,066

Total liabilities and shareholders’ equity	$3,059,155	$2,009,754

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues:
Distribution	$317,384	$244,581	$512,514	$420,402
Prescription services	22,185	—	99,260	—

Total revenues	339,569	244,581	611,774	420,402

Cost of goods sold:
Distribution	121,287	95,796	201,899	166,481
Prescription services	14,373	—	68,680	—

Total cost of goods sold	135,660	95,796	270,579	166,481

Gross profit:
Distribution	196,097	148,785	310,615	253,921
Prescription services	7,812	—	30,580	—

Total gross profit	203,909	148,785	341,195	253,921

Operating expenses:
Selling, general and administrative expenses	244,449	225,267	470,375	471,364
Amortization expense	406	311	717	622
Depreciation expense	22,093	23,657	44,158	46,689

Total operating expenses	266,948	249,235	515,250	518,675

Operating loss before other income and expense	(63,039)	(100,450)	(174,055)	(264,754)

Other income (expense):
Interest income	768	23,520	1,535	57,680
Other income and expenses, net	64,877	52,218	159,298	99,343
Losses on marketable equity securities, net	—	(21,570)	(102,434)	(21,570)
Equity in income (loss) of affiliated companies	(2,930)	(3,374,547)	(5,177)	(3,538,730)
Interest expense	(15,188)	(16,035)	(31,882)	(34,043)

Total other income (expense)	47,527	(3,336,414)	21,340	(3,437,320)

Loss before income taxes	(15,512)	(3,436,864)	(152,715)	(3,702,074)
Income tax expense (benefit)	(5,082)	(1,328,400)	(42,127)	(1,328,400)

Net loss	(10,430)	(2,108,464)	(110,588)	(2,373,674)
Preferred stock dividends	—	—	—	—

Net loss available to common shareholders	$(10,430)	$(2,108,464)	$(110,588)	$(2,373,674)

Basic loss per share	$—	$(0.17)	$(0.01)	$(0.19)

Basic weighted average number of common shares outstanding	12,331,500	12,289,032	12,331,500	12,269,128

Diluted loss per share	$—	$(0.17)	$(0.01)	$(0.19)

Diluted weighted average number of common shares outstanding	12,331,500	12,289,032	12,331,500	12,288,800

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2003 (Restated)	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,690,048)	$(65,856)	$813,066
COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(110,588)		(110,588)
Unrealized gains (losses) on marketable equity securities (net of tax of $373,988)	—	—	—	—	—	—	—	—	664,866	664,866

Comprehensive income (loss)										554,278

Balances at September 30, 2003 (Unaudited)	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,800,636)	$599,010	$1,367,344

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(110,588)	$(2,373,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,875	47,311
Equity in (income) loss of affiliated companies	5,177	3,538,730
Losses on sales of marketable equity securities, net of effect of deferred income taxes	65,389	21,570
Changes in operating assets and liabilities:
Accounts receivable	(72,102)	(105,189)
Inventories	(24,785)	(6,271)
Due to/from affiliates, net	75,741	(117,653)
Prepaid expenses	(37,441)	(16,875)
Other current assets	67	(85,863)
Dividends receivable from affiliate	(53,937)	—
Other assets	3,915	(46,359)
Accounts payable	16,068	20,077
Other payables	370	66,395
Accrued expenses	10,828	1,775
Accrued income taxes	(5,746)	—
Deferred income taxes	—	(1,349,732)

Net cash used in operating activities	(82,169)	(405,758)

Cash flows from investing activities:
Purchases of property and equipment	(2,995)	(22,993)
Purchase of certificate of deposit	—	(45,906)
Redemption of certificate of deposit	45,917	51,999
Purchase of investment	(6,500)	—
Proceeds from sale of marketable equity securities	4,781	—
Proceeds from related party receivables	—	20,460
Increase in intangible assets	(2,856)	—

Net cash provided by investing activities	38,347	3,560

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	38,206	—
Payments of long-term obligations	(30,542)	(21,734)
Proceeds from issuance of related party obligations	47,819	34,651

Net cash provided by financing activities	55,483	12,917

Net increase (decrease) in cash	11,661	(389,281)
Cash and cash equivalents at beginning of period	23,914	666,213

Cash and cash equivalents at end of period	$35,575	$276,932

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)

	Six Months Ended September 30,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,608	$33,697

Cash paid during the period for income taxes	$—	$21,332

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$—	$429,846

Supplemental schedule of non-cash financing activities:
Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$—	$50,000

Accrual of preferred stock dividends	$—	$377

Issuance of common stock in payment of accrued preferred share dividends	$—	$16,101

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2003 AND 2002 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2003.

Restatements

Certain reclassifications have been made to the financial statements as of and for the three and six months ended September 30, 2002, and as of March 31, 2003, to conform to the presentation as of and for the three and six months ended September 30, 2003. Unless otherwise noted, all information presented has been adjusted to retroactively reflect the four-for-one forward split of the Company’s common stock in August 2003 (see Note D).

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2003 and 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Life Asia, LLC, and Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in net assets of an affiliated company, Vertical Health Solutions, Inc. (“Vertical”), was accounted for under the equity method until December 31, 2002, at which time the Company’s percentage of ownership in Vertical was reduced from approximately 21.0% to approximately 19.5%. At September 30, 2003, the Company owned approximately 19.2% of Vertical. As of September 30, 2003 and 2002, the investment amounted to $357,902 and $405,108, respectively. For the three and six months ended September 30, 2002, $30,178 and $34,238, respectively, were recorded as the Company’s share of Vertical’s loss.

The consolidated results of operations of Vertical for the three and six months ended September 30, 2002 are summarized below:

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$488,005	$811,976
Gross profit	182,548	353,413
Net loss	(144,072)	(270,318)

Investment in net assets of an affiliated company, Tribeca Beverage Company (“Tribeca”), was accounted for under the equity method until March 31, 2003, at which time it was determined by management that the investment was worthless. As of September 30, 2002, the investment amounted to $170,636. For the three and six months ended September 30, 2002, $5,318 and $10,227, respectively, were recorded as the Company’s share of Tribeca’s loss. At September 30, 2003 and 2002, the Company owned 30% and 20%, respectively, of Tribeca.

The results of operations for Tribeca for the three and six months ended September 30, 2002 are summarized below:

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$15,908	$53,862
Gross profit	7,202	24,353
Net loss	(26,589)	(51,133)

Investment in net assets of an affiliated company, DrugMax, Inc. (“DrugMax”), was accounted for under the equity method until November 22, 2002, at which time the Company distributed all of its shares of common stock of DrugMax to its shareholders. For the three and six months ended September 30, 2002, $3,339,051 and $3,494,265, respectively, were recorded as the Company’s share of DrugMax’s loss. At September 30, 2003 and 2002, the Company owned zero and approximately 27% of DrugMax, respectively.

The consolidated results of operations of DrugMax for the three and six months ended September 30, 2002 are summarized below:

	Three Months Ended September 30, 2002	Six Months Ended September 30, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$73,736,121	$136,839,940
Gross profit	2,279,786	4,260,612
Net income (loss)	(12,298,531)	(12,870,220)

On April 30, 2003, the Company entered into a joint venture agreement with a company to form a Florida limited liability company, Generilean Health Systems, LLC (“Generilean”), to market various products. Under the terms of the agreement, the Company has a 50% ownership and shares profits and losses equally. The Company is required to contribute half of the costs incurred in the initial marketing of the products. The Company accounts for the investment under the equity method of accounting. As of September 30, 2003, the investment on the records of the Company and the operations of the joint venture were not material.

NOTE D–SHAREHOLDERS’ EQUITY

Stock Split

On July 29, 2003, the Board of Directors of the Company approved a forward split of its outstanding shares of common stock on a four-for-one basis effective August 12, 2003, such that for each share of Company common stock held as of August 1, 2003, each shareholder was entitled to receive three additional shares of Company common stock.

Effective August 1, 2003, upon the filing by the Company of Articles of Amendment to its Articles of Incorporation on July 30, 2003, the four-for-one forward stock split was effected, with a record date of August 1, 2003. The payment date for the additional shares of Company common stock was August 12, 2003. After the forward split the Company had 12,331,500 shares of common stock issued and outstanding.

The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of March 31, 2003, and as of and for the three and six months ended September 30, 2002, to reflect the four-for-one stock split.

Comprehensive Income

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Reporting Comprehensive Income, which became effective for the Company for the fiscal year ended March 31, 1999. SFAS 130 establishes standards for reporting and display of comprehensive income within the general purpose financial statements and requires reclassification of applicable financial statement components for any prior period comparative financial statement components. The Company implemented SFAS 130 as of and for the three months ended June 30, 2000 based on comprehensive income transactions being present. The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a condensed consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of September 30, 2003:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$(1,038,854)	$373,988	$(664,866)

Other comprehensive income	$(1,038,854)	$373,988	$(664,866)

NOTE E-SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and six months ended September 30, 2003, the Company had two industry segments: Distribution and Prescription Services. For the three and six months ended September 30, 2002, the Company had one industry segment, Distribution. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three and six months ended September 30, 2003:

	Three Months Ended September 30, 2003	Six Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Revenues:
Distribution	$317,384	$512,514
Prescription services	22,185	99,260
Intersegment sales	—	—
Gross profit:
Distribution	196,097	310,615
Prescription services	7,812	30,580
Operating income (loss):
Distribution	58,765	64,765
Prescription services	(5,243)	(5,612)

As of September 30, 2003
(Unaudited)
Assets:
Distribution	$324,677
Prescription services	14,187
Corporate	2,720,291

NOTE F-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The Company has a current and deferred tax liability recorded as of September 30, 2003 of zero and $336,943, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE G-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative Companies, Inc. (“Innovative”), an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, is also a principal shareholder, and Chairman of the Board of Innovative.

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

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. The Company believes that material affiliated transactions and loans, and business relationships entered into by the Company or its subsidiaries with certain of its officers, directors and principal shareholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

For the three and six months ended September 30, 2003, purchases of products from subsidiaries of Innovative were $114,754 and $165,703, respectively, and for the three and six months ended September 30, 2002, purchases of products from subsidiaries of Innovative were $46,371 and $94,122, respectively. For the three and six months ended September 30, 2003, sales of products to a subsidiary of Innovative were $500 and $500, respectively, and for the three and six months ended September 30, 2002, sales of products to a subsidiary of Innovative were zero and $3,394, respectively. As of September 30, 2003 and March 31, 2003, $206 and zero, respectively, were due from Innovative and are in included in amounts due from affiliates, and $101,215 and $29,140, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the three and six months ended September 30, 2002, sales of products to a subsidiary of DrugMax were zero and $5,760, respectively. There were no sales of products to DrugMax or its subsidiaries during the three or six months ended September 30, 2003, and there were no purchases of products from DrugMax or its subsidiaries during the three and six months ended September 30, 2003 and 2002. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax, is also a principal shareholder of the Company.

For the three and six months ended September 30, 2003, sales of products to Generilean, an affiliate of the Company, were $410 and $410, respectively. Generilean was formed in April 2003. As of September 30, 2003, $437 was due from Generilean and is included in amounts due from affiliates.

For the three and six months ended September 30, 2003, the Company charged Vertical, an affiliate of the Company, consulting fees of $1,763 and $2,975, respectively, for accounting and administrative services. The Company did not provide consulting services for Vertical during the three and six months ended September 30, 2002. The charge is on an hourly basis for services rendered. As of September 30, 2003 and March 31, 2003, $8,122 and $6,063, respectively, were due from Vertical and are included in amounts due from affiliates. For the three and six months ended September 30, 2003, the Company recorded $10,835 and $53,937, respectively, of income from Vertical for preferred stock dividends. As of September 30, 2003 and March 31, 2003, $53,937 and zero, respectively, were due from Vertical for these dividends and are included in dividends receivable from affiliate.

For the three and six months ended September 30, 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, Chief Executive Officer and President of the Company, were $5,772 and $23,113, respectively. For the three and six months ended September 30, 2002, there were no purchases of products from T&L. In addition, there were no purchases of products from T & L for the three and six months ended September 30, 2003 and 2002. For the three and six months ended September 30, 2003, the Company charged T & L fees of $1,126 and $1,126, respectively, for prescription services provided. As of September 30, 2003 and March 31, 2003, $2,073 and zero, respectively, were due to T & L and are included in obligations to affiliates.

For the three and six months ended September 30, 2003, sales of products to OTB Products, Inc. (“OTB”), an affiliate of the Company, were $410 and $410, respectively. For the three and six months ended September 30, 2002, there were no sales of products to OTB. There were no purchases of products from OTB for the three and six months ended September 30, 2003 and 2002. For the three and six months ended September 30, 2003, the Company charged OTB fees of $2,500 and $2,500, respectively, for prescription services provided and $1,206 and $1,206, respectively, for consulting services provided. As of September 30, 2003, $1,206 was due from OTB and is included in amounts due from affiliates, and $7,460 was due to OTB and is included in obligations to affiliates. OTB is a 50% partner in Generilean, a Florida limited liability company in which the Company is a 50% partner.

NOTE H-SUBSEQUENT EVENT

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

Results of Operations

Three And Six Months Ended September 30, 2003 Compared To Three And Six Months Ended September 30, 2002

Revenues. The Company generated total revenues of $339,569 and $611,774, respectively, for the three and six months ended September 30, 2003, an increase of $94,988 or 38.8% and $191,372 or 45.5%, compared to $244,581 and $420,402, respectively, for the three and six months ended September 30, 2002. Distribution revenues increased $72,803 or 29.8% and $92,112 or 21.9%, to $317,384 and $512,514, respectively, for the three and six months ended September 30, 2003, compared to $244,581 and $420,402, respectively, for the three and six months ended September 30, 2002. The increase was primarily attributable to increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. The Company commenced its prescription services operations in March 2003. Prescription services revenues were $22,185 and $99,260, respectively, for the three and six months ended September 30, 2003.

Gross profit. The Company achieved total gross profit of $203,909 and $341,195, respectively, for the three and six months ended September 30, 2003, an increase of $55,124 or 37.0% and $87,274 or 34.4%, compared to $148,785 and $253,921, respectively, for the three and six months ended September 30, 2002. Total gross margins, as a percentage of revenues, increased to 60.0% for the three months ended September 30, 2003 from 60.8% for the three months ended September 30, 2002 and decreased from 60.4% for the six months ended September 30, 2002 to 55.8% for the six months ended September 30, 2003. Distribution gross profit increased $47,312 or 31.8% and $56,694 or 22.3%, to $196,097 and $310,615, respectively, for the three and six months ended September 30, 2003, compared to $148,785 and $253,921, respectively, for the three and six months ended September 30, 2002. The increase was primarily attributable to a change in the Company’s mix of sales, due to increased sales of products that yield a higher gross margin, as well as an increase in the Company’s customer base and increased sales to existing customers. Prescription services gross profit was $7,812 and $30,580, respectively, for the three and six months ended September 30, 2003. There was no prescription services gross profit for the three and six months ended September 30, 2002 since the Company did not commence its prescription services operations until March 2003.

Operating expenses. The Company incurred operating expenses of $266,948 and $515,250, respectively, for the three and six months ended September 30, 2003, compared to $249,235 and $518,675, respectively, for the three and six months ended September 30, 2002. For the three months ended September 30, 2003, these expenses include various administrative, sales, marketing and other direct operating expenses of $244,449, and depreciation and amortization expenses of $22,499, compared to $225,267 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $23,968 for the three months ended September 30, 2002. For the six months ended September 30, 2003, these expenses include various administrative, sales, marketing and other direct operating expenses of $470,375, and depreciation and amortization expenses of $44,875, compared to $471,364 of various administrative, sales and marketing and other direct operating expenses, and depreciation and amortization expenses of $47,311 for the six months ended September 30, 2002. Operating expenses, excluding amortization and depreciation expense decreased to 72.0% and 76.9% of revenues, respectively, for the three and six months ended September 30, 2003, from 92.1% and 112.1% of revenues, respectively, for the three and six months ended September 30, 2002. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues, whereas there were no material variances in the actual dollar amount of these expenses during the respective periods.

Interest income. Interest income was $768 and $1,535, respectively, for the three and six months ended September 30, 2003, compared to $23,520 and $57,680, respectively, for the three and six months ended September 30, 2002. The decrease in interest income was a result of a decrease in notes receivable, and a decrease in cash and cash equivalents.

Interest expense. Interest expense was $15,188 and $31,882, respectively, for the three and six months ended September 30, 2003, compared to $16,035 and $34,043, respectively, for the three and six months ended September 30, 2002. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations, as well as favorable interest rate changes.

Income taxes. As of September 30, 2003, the Company had no accrued income tax liability and a deferred income tax liability of $336,943. The deferred income tax liability was primarily associated with unrealized gains on marketable equity securities. During the three and six months ended September 30, 2003, the Company recorded an income tax benefit of $5,082 and $42,127, respectively, of which $37,045 was associated with the reversal of unrealized losses on marketable equity securities.

Net loss per share. Net loss per share was zero and $0.01, respectively, for the three and six months ended September 30, 2003, compared to net loss per share of $0.17 and $0.19, respectively, and for the three and six months ended September 30, 2002. For the three months ended September 30, 2003, the decrease in net loss per share was primarily a result of a decrease in the Company’s operating loss before other income and expense of $37,411, a decrease in equity in loss of affiliated companies of $3,371,617, an increase in other income and expenses, net, of $12,659 and a decrease in losses on marketable equity securities, net, of $21,570, partially offset by a decrease in income tax benefit of $1,323,318. For the six months ended September 30, 2003, the decrease in net loss per share was primarily a result of a decrease in the Company’s operating loss before other income and expense of $90,699, a decrease in equity in loss of affiliated companies of $3,533,553 and an increase in other income and expenses, net, of $59,955, partially offset by an increase in losses on marketable equity securities, net, of $80,864 and a decrease in income tax benefit of $1,286,273.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $750,002 at September 30, 2003 and a working capital deficit of $124,052 at March 31, 2003.

Net cash used in operating activities was $82,169 for the six months ended September 30, 2003, as compared to net cash used in operating activities of $405,758 for the six months ended September 30, 2002. The usage of cash was primarily attributable to an increase in accounts receivable of $72,102, an increase in inventories of $24,785, an increase in prepaid expenses of $37,441, an increase in dividends receivable from affiliate of $53,937 and a decrease in accrued income taxes of $5,746, partially offset by an increase in amounts due to/from affiliates, net, of $75,741, a decrease in other current assets of $67, a decrease in other assets of $3,915, an increase in accounts payable of $16,068, an increase in other payables of $370 and an increase in accrued expenses of $10,828.

Net cash provided by investing activities was $38,347, representing the redemption of a certificate of deposit of $45,917 and proceeds from the sale of marketable equity securities of

$4,781, partially offset by the purchase of property and equipment of $2,995, the purchase of an investment of $6,500 and an increase in intangible assets of $2,856.

Net cash provided by financing activities was $55,483, representing proceeds from the issuance of long-term obligations of $38,206 and proceeds from the issuance of related party obligations of $47,819, partially offset by payments of long-term obligations of $30,542.

At September 30, 2003, the Company had $35,575 in cash and cash equivalents, as compared to $276,932 at September 30, 2002.

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

The Company is involved in litigation in Georgia from Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”) over claims regarding intellectual property matters. Plaintiff seeks unspecified monetary damages as well as non-monetary relief. Management of the Company does not believe that it has any material exposure with regard to the allegations of the claims. The Company is vigorously defending this action. In addition, the Company has instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech. We are seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs.

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any legal proceedings which it believes will have a material adverse affect on its results of operations.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 30, 2003, the Company filed Articles of Amendment to its Articles of Incorporation to effectuate a four-for-one forward split of its outstanding shares of common stock, with a record date of August 1, 2003, such that for each share of Company common stock held as of August 1, 2003, each shareholder was entitled to receive three additional shares of Company common stock. The payment date for the additional shares of Company common stock was August 12, 2003. After the forward split the Company had 12,331,500 shares of common stock issued and outstanding.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the six months ended September 30, 2003.

Item 5.	OTHER INFORMATION.

None.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed July 30, 2003.(1)

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, file number 0-23031, filed in Washington, D.C.

(b)	Reports on Form 8-K.

During the three month period ending September 30, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: November 6, 2003	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: November 6, 2003	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer