Form 10QSB
period 2003-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2004-02-13
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-23031

DYNAMIC HEALTH PRODUCTS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	34-1711778
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6911 Bryan Dairy Road, Suite 210, Largo, Florida	33777
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 329-1845

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 10, 2004 was 12,414,834.

PART I - FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	March 31, 2003
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$343,199	$23,914
Certificate of deposit	—	45,917
Marketable equity securities, net	1,753,608	4,314
Accounts receivable, net	79,636	51,155
Inventories	126,548	25,662
Prepaid expenses	49,245	38,744
Other current assets	7,684	7,729
Due from affiliates	20,739	6,063
Note receivable from affiliate	39,722	37,426

Total current assets	2,420,381	240,924

Property, plant and equipment, net	1,313,132	1,374,305

Intangible assets, net	26,271	24,583
Investments in unconsolidated affiliates	234,859	357,902
Other assets	4,730	12,040

Total assets	$3,999,373	$2,009,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$173,705	$149,070
Other payables	139,871	85,964
Current portion of long-term obligations	52,799	48,362
Accrued expenses	172,962	42,416
Accrued income taxes	6,924	5,746
Due to related party	49,711	—
Obligations to affiliates	224,147	33,418

Total current liabilities	820,119	364,976

Deferred income taxes	631,299	—
Long-term obligations, less current portion	816,645	831,712

Total liabilities	2,268,063	1,196,688

Commitments and contingencies
Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 12,331,500 shares issued and outstanding	123,315	123,315
Additional paid-in capital	2,445,655	2,445,655
Retained earnings (deficit)	(1,959,969)	(1,690,048)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities	1,122,309	(65,856)

Total shareholders’ equity	1,731,310	813,066

Total liabilities and shareholders’ equity	$3,999,373	$2,009,754

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(Unaudited)	(Restated)	(Unaudited)	(Restated)
Revenues:
Distribution	$471,642	$148,225	$984,155	$568,607
Prescription services	35,788	—	134,680	—

Total revenues	507,430	148,225	1,118,835	568,607

Cost of goods sold:
Distribution	244,637	71,420	446,536	237,901
Prescription services	32,946	—	101,625	—

Total cost of goods sold	277,583	71,420	548,161	237,901

Gross profit:
Distribution	227,005	76,805	537,619	330,706
Prescription services	2,842	—	33,055	—

Total gross profit	229,847	76,805	570,674	330,706

Operating expenses:
Selling, general and administrative expenses	399,926	227,854	870,260	698,851
Amortization expense	451	311	1,168	933
Depreciation expense	21,049	23,769	65,207	70,458
Bad debt expense	290	1,115,474	332	1,115,842

Total operating expenses	421,716	1,367,408	936,967	1,886,084

Operating loss before other income and expense	(191,869)	(1,290,603)	(366,293)	(1,555,378)

Other income (expense):
Interest income	786	(41,362)	2,321	16,319
Loss on distribution of investment	—	(1,388,088)	—	(1,388,088)
Other income and expenses, net	59,881	61,815	219,547	161,178
Gain on sale of investment	71,843	—	71,843	—
Losses on marketable equity securities, net	—	—	(102,434)	(21,570)
Equity in income (loss) of affiliated companies	(146)	(46,456)	(5,322)	(3,585,186)
Interest expense	(42,904)	(18,013)	(74,786)	(52,056)

Total other income (expense)	89,460	(1,432,104)	111,169	(4,869,403)

Loss before income taxes	(102,409)	(2,722,707)	(255,124)	(6,424,781)
Income tax expense (benefit)	56,924	(1,024,180)	14,797	(2,352,580)

Net loss	(159,333)	(1,698,527)	(269,921)	(4,072,201)
Preferred stock dividends	—	—	—	—

Net loss available to common shareholders	$(159,333)	$(1,698,527)	$(269,921)	$(4,072,201)

Basic loss per share	$(0.01)	$(0.14)	$(0.02)	$(0.33)

Basic weighted average number of common shares outstanding	12,331,500	12,331,500	12,331,500	12,289,992

Diluted loss per share	$(0.01)	$(0.14)	$(0.02)	$(0.33)

Diluted weighted average number of common shares outstanding	12,331,500	12,331,500	12,331,500	12,289,992

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2003 (Restated)	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,690,048)	$(65,856)	$813,066
COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(269,921)		(269,921)
Unrealized gains (losses) on marketable equity securities (net of tax of $668,343)	—	—	—	—	—	—	—	—	1,188,165	1,188,165

Comprehensive income (loss)										918,244

Balances at December 31, 2003 (Unaudited)	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,959,969)	$1,122,309	$1,731,310

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(269,921)	$(4,072,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66,375	71,391
Write off of uncollectible note receivable	—	1,028,411
Write off of uncollectible other receivables	—	87,063
Equity in (income) loss of affiliated companies	5,322	3,585,186
Gain on sale of investment	(71,843)	—
Loss on distribution of investment	—	1,388,088
Losses on sales of marketable equity securities, net of effect of deferred income taxes	65,389	21,570
Changes in operating assets and liabilities:
Accounts receivable	(28,481)	(61,408)
Inventories	(100,886)	627
Due to/from affiliates, net	121,713	(104,214)
Prepaid expenses	(10,501)	(10,014)
Other current assets	45	(86,004)
Other assets	7,310	(3,743)
Accounts payable	24,635	1,419
Other payables	53,907	14,009
Accrued expenses	130,546	(6,117)
Accrued income taxes	1,178	72,863
Deferred income taxes	—	(2,446,774)

Net cash used in operating activities	(5,212)	(519,848)

Cash flows from investing activities:
Purchases of property and equipment	(4,034)	(45,950)
Purchase of certificate of deposit	—	(46,151)
Redemption of certificate of deposit	45,917	51,999
Purchase of investment	(6,500)	—
Proceeds from sale of marketable equity securities	4,781	—
Proceeds from sale of investment	250,000	—
Proceeds from related party receivables	—	20,460
Increase in intangible assets	(2,856)	—

Net cash provided by (used in) investing activities	287,308	(19,642)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	38,207	34,651
Payments of long-term obligations	(48,837)	(40,802)
Proceeds from issuance of related party obligations	47,819	—

Net cash provided by (used in) financing activities	37,189	(6,151)

Net increase (decrease) in cash	319,285	(545,641)
Cash and cash equivalents at beginning of period	23,914	666,213

Cash and cash equivalents at end of period	$343,199	$120,572

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - (Continued)

	Nine Months Ended December 31,
	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$47,851	$51,536

Cash paid during the period for income taxes	$50,664	$21,332

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$—	$429,846

Exchange of investment in preferred stock of affiliate to investment in common stock of affiliate	$179,846	$—

Exchange of dividends receivable from affiliate to investment in common stock of affiliate	$53,936	$—

Supplemental schedule of non-cash financing activities:

Distribution of investment	$—	$3,804,338

Dividend distribution of 1,933,000 shares of DrugMax, Inc.	$—	$2,416,250

Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$—	$50,000

Accrual of preferred stock dividends	$—	$377

Issuance of common stock in payment of accrued preferred share dividends	$—	$16,101

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2003 AND 2002 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2003.

Restatements

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended December 31, 2002, and as of March 31, 2003, to conform to the presentation as of and for the three and nine months ended December 31, 2003. Unless otherwise noted, all information presented has been adjusted to retroactively reflect the four-for-one forward split of the Company’s common stock in August 2003 (see Note D).

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2003 and 2002 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Bryan Capital Limited Partnership, and Online Meds Rx, Inc. and its subsidiary Dynamic Life Asia, LLC. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in net assets of an affiliated company, Vertical Health Solutions, Inc. (“Vertical”), was accounted for under the equity method until December 31, 2002, at which time the Company’s percentage of ownership in Vertical was reduced from approximately 21.0% to approximately 19.5%. At December 31, 2003, the Company owned approximately 11.2% of Vertical. As of December 31, 2003 and 2002, the investment amounted to $233,681 and $357,902, respectively. For the three and nine months ended December 31, 2002, $47,206 and $81,444, respectively, were recorded as the Company’s share of Vertical’s loss.

The consolidated results of operations of Vertical for the three and nine months ended December 31, 2002 are summarized below:

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$399,647	$1,151,623
Gross profit	159,455	512,868
Net loss	(225,365)	(495,683)

Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 179,846 shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 53,936 shares of common stock of Vertical.

In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received. Subsequent to the stock split, the Company owned 1,530,820, or approximately 11.2% of Vertical.

Investment in net assets of an affiliated company, Tribeca Beverage Company (“Tribeca”), was accounted for under the equity method until March 31, 2003, at which time it was determined by management that the investment was worthless. As of December 31, 2002, the investment amounted to $167,123. For the three and nine months ended December 31, 2002, $3,514 and $13,740, respectively, were recorded as the Company’s share of Tribeca’s loss. At December 31, 2003 and 2002, the Company owned 30% of Tribeca.

The results of operations for Tribeca for the three and nine months ended December 31, 2002 are summarized below:

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$(3,518)	$50,344
Gross profit	(1,357)	22,996
Net loss	(16,327)	(67,460)

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

The consolidated results of operations of DrugMax for the three and nine months ended December 31, 2002 are summarized below:

	Three Months Ended December 31, 2002	Nine Months Ended December 31, 2002
	(Unaudited)	(Unaudited)
Condensed Income Statement Information:
Net sales	$85,233,822	$222,073,763
Gross profit	1,883,182	6,144,490
Net income (loss)	10,333	(12,859,887)

On April 30, 2003, the Company entered into a joint venture agreement with a company to form a Florida limited liability company, Generilean Health Systems, LLC (“Generilean”), to market various products. Under the terms of the agreement, the Company has a 50% ownership and shares profits and losses equally. The Company is required to contribute half of the costs incurred in the initial marketing of the products. The Company accounts for the investment under the equity method of accounting. As of December 31, 2003, the investment on the records of the Company and the operations of the joint venture were not material.

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

The accompanying unaudited condensed consolidated financial statements have been retroactively restated, as of March 31, 2003, and as of and for the three and nine months ended December 31, 2002, to reflect the four-for-one stock split.

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

The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a condensed consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of December 31, 2003:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$(1,856,508)	$668,343	$(1,188,165)

Other comprehensive income	$(1,856,508)	$668,343	$(1,188,165)

NOTE E-SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and nine months ended December 31, 2003, the Company had two industry segments: Distribution and Prescription Services. For the three and nine months ended December 31, 2002, the Company had one industry segment, Distribution. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three and nine months ended December 31, 2003:

	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2003
	(Unaudited)	(Unaudited)
Revenues:
Distribution	$471,642	$984,155
Prescription services	35,788	134,680
Intersegment sales	—	—
Gross profit:
Distribution	227,005	537,619
Prescription services	2,842	33,055
Operating income (loss):
Distribution	55,654	120,417
Prescription services	553	(5,425)

As of December 31, 2003
(Unaudited)
Assets:
Distribution	$497,256
Prescription services	16,644
Corporate	3,485,473

NOTE F-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The Company has a current and deferred tax liability recorded as of December 31, 2003 of $6,924 and $631,299, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

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

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. The rental under the sublease was $33,384 annually. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations until January 2004. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contained an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The option to continue was exercised until January 3, 2004, at which time the Company relocated.

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

For the three and nine months ended December 31, 2003, purchases of products from subsidiaries of Innovative were $239,442 and $405,145, respectively, and for the three and nine months ended December 31, 2002, purchases of products from subsidiaries of Innovative were $29,104 and $123,226, respectively. For the three and nine months ended December 31, 2003, sales of products to a subsidiary of Innovative were $2,400 and $2,900, respectively, and for the three and nine months ended December 31, 2002, sales of products to a subsidiary of Innovative were zero and $3,574, respectively. As of December 31, 2003 and March 31, 2003, $220,948 and $29,140, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the three and nine months ended December 31, 2002, sales of products to a subsidiary of DrugMax were zero and $5,760, respectively. There were no sales of products to DrugMax or its subsidiaries during the three or nine months ended December 31, 2003, and there were no purchases of products from DrugMax or its subsidiaries during the three and nine months ended December 31, 2003 and 2002. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, is also a principal shareholder, Chairman of the Board and Chief Executive Officer of DrugMax. William L. LaGamba, the Chief Operating Officer and President of DrugMax, is also a principal shareholder of the Company.

For the three and nine months ended December 31, 2003, sales of products to Generilean, an affiliate of the Company, were zero and $410, respectively. Generilean was formed in April 2003. As of December 31, 2003, $437 was due from Generilean and is included in amounts due from affiliates.

For the three and nine months ended December 31, 2003, the Company charged Vertical, an affiliate of the Company, consulting fees of $1,613 and $4,588, respectively, for accounting and administrative services. For the three and nine months ended December 31, 2002, the Company charged Vertical consulting fees of $3,413. The charge is on an hourly basis for services rendered. As of December 31, 2003 and March 31, 2003, $8,735 and $6,063, respectively, were due from Vertical and are included in amounts due from affiliates. For the three and nine months ended December 31, 2003, the Company recorded zero and $53,937, respectively, of income from Vertical for preferred stock dividends. In October 2003, 179,846 shares of Series A Preferred Stock of Vertical, held by the Company, were converted into 179,846 shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 53,936 shares of common stock of Vertical. In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received.

For the three and nine months ended December 31, 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, Chief Executive Officer and President of the Company, were zero and $28,884, respectively. For the three and nine months ended

December 31, 2002, there were no purchases of products from T&L. For the three and nine months ended December 31, 2003, the Company charged T & L fees of $328 and $1,454, respectively, for prescription services provided. There were no prescription services provided to T&L for the three and nine months ended December 31, 2002. As of December 31, 2003 and March 31, 2003, $2,073 and zero, respectively, were due to T & L and are included in obligations to affiliates.

For the three and nine months ended December 31, 2003, sales of products to OTB Products, Inc. (“OTB”), an affiliate of the Company, were $11,086 and $11,496, respectively. For the three and nine months ended December 31, 2002, there were no sales of products to OTB. There were no purchases of products from OTB for the three and nine months ended December 31, 2003 and 2002. For the three and nine months ended December 31, 2003, the Company charged OTB fees of $35,390 and $37,890, respectively, for prescription services provided, and $4,650 and $5,856, respectively, for consulting services provided. The charges are based on both hourly and monthly rates. As of December 31, 2003, $11,545 was due from OTB and is included in amounts due from affiliates. OTB is a 50% partner in Generilean, a Florida limited liability company in which the Company is a 50% partner.

In consideration for services rendered during the three and nine months ended December 31, 2003, the Company accrued an $80,000 obligation to Mr. LaGamba. This amount is included in accrued expenses and has not been paid to date. In addition, Mr. LaGamba loaned the Company $47,819 in June 2003 at 7% interest per annum. As of December 31, 2003, the balance of the amount due to Mr. LaGamba for this loan is $49,711, including accrued unpaid interest. This amount has not yet been repaid.

NOTE H-SUBSEQUENT EVENT

In January 2004, the Company issued 83,334 shares of its common stock to a consultant in payment of legal services provided to the Company.

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

Results of Operations

Three And Nine Months Ended December 31, 2003 Compared To Three And Nine Months Ended December 31, 2002

Revenues. The Company generated total revenues of $507,430 and $1,118,835, respectively, for the three and nine months ended December 31, 2003, an increase of $359,205 or 242.3% and $550,228 or 96.8%, compared to $148,225 and $568,607, respectively, for the three and nine months ended December 31, 2002. Distribution revenues increased $323,417 or 218.2% and $415,548 or 73.1%, to $471,642 and $984,155, respectively, for the three and nine months ended December 31, 2003, compared to $148,225 and $568,607, respectively, for the three and nine months ended December 31, 2002. The increase was primarily attributable to increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. The Company commenced its prescription services operations in March 2003. Prescription services revenues were $35,788 and $134,680, respectively, for the three and nine months ended December 31, 2003.

Gross profit. The Company achieved total gross profit of $229,847 and $570,674, respectively, for the three and nine months ended December 31, 2003, an increase of $153,042 or 199.3% and $239,968 or 72.6%, compared to $76,805 and $330,706, respectively, for the three and nine months ended December 31, 2002. Total gross margins, as a percentage of revenues, decreased from 51.8% for the three months ended December 31, 2002 to 45.3% for the three months ended December 31, 2003 and decreased from 58.2% for the nine months ended December 31, 2002 to 51.0% for the nine months ended December 31, 2003. Distribution gross profit increased $150,200 or 195.6% and $206,913 or 62.6%, to $227,005 and $537,619, respectively, for the three and nine months ended December 31, 2003, compared to $76,805 and $330,706, respectively, for the three and nine months ended December 31, 2002. The increase was primarily attributable to a change in the Company’s mix of sales, due to increased sales of products that yield a higher gross margin, as well as an increase in the Company’s customer base and increased sales to existing customers. Prescription services gross profit was $2,842 and $33,055, respectively, for the three and nine months ended December 31, 2003. There was no prescription services gross profit for the three and nine months ended December 31, 2002 since the Company did not commence its prescription services operations until March 2003.

Operating expenses. The Company incurred operating expenses of $421,716 and $936,967, respectively, for the three and nine months ended December 31, 2003, compared to $1,367,408 and $1,886,084, respectively, for the three and nine months ended December 31, 2002. For the three months ended December 31, 2003, these expenses include various administrative, sales, marketing and other direct operating expenses of $399,926, depreciation and amortization expenses of $21,500, and bad debt expense of $290, compared to $227,854 of various administrative, sales, marketing and other direct operating expenses, depreciation and amortization expenses of $24,080, and bad debt expense of $1,115,474 for the three months ended December 31, 2002. For the nine months ended December 31, 2003, these expenses include various administrative, sales, marketing and other direct operating expenses of $870,260, depreciation and amortization expenses of $66,375, and bad debt expense of $332 compared to $698,851 of various administrative, sales and marketing and other direct operating expenses, depreciation and amortization expenses of $71,391, and bad debt expense of $1,115,842 for the nine months ended December 31, 2002.

Operating expenses, excluding amortization expense, depreciation expense and bad debt expense decreased to 78.8% and 77.8% of revenues, respectively, for the three and nine months ended December 31, 2003, from 153.7% and 122.9% of revenues, respectively, for the three and nine months ended December 31, 2002. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues and a decrease accounting fees, and was partially offset by an increase in advertising and promotional expenses, consulting fees, legal fees, salary and payroll expenses, and insurance expenses.

Interest income. Interest income was $786 and $2,321, respectively, for the three and nine months ended December 31, 2003, compared to ($41,362) and $16,319, respectively, for the three and nine months ended December 31, 2002. The decrease in interest income was a result of a decrease in notes receivable, and a decrease in cash and cash equivalents.

Interest expense. Interest expense was $42,904 and $74,786, respectively, for the three and nine months ended December 31, 2003, compared to $18,013 and $52,056, respectively, for the three and nine months ended December 31, 2002. Interest expense increased for the three and nine months ended December 31, 2003 as a result of a settlement with the Internal Revenue Service on a contested penalty assessment regarding a prior year. The settlement was favorable to the Company and resulted in interest only being due with regard to the matter. The interest amount of the settlement was approximately $25,000.

Income taxes. As of December 31, 2003, the Company had an accrued income tax liability of $6,924 and a deferred income tax liability of $631,299. The deferred income tax liability was primarily associated with unrealized gains on marketable equity securities. During the three and nine months ended December 31, 2003, the Company recorded income tax expense of $56,924 and $14,797, respectively, primarily associated with the gain realized on the sale of Vertical stock.

Net loss per share. Net loss per share was $0.01 and $0.02, respectively, for the three and nine months ended December 31, 2003, compared to net loss per share of $0.14 and $0.33, respectively, and for the three and nine months ended December 31, 2002. The decrease in net loss per share for the three months ended December 31, 2003, compared to the three months ended December 31, 2002, was primarily a result of a decrease in the Company’s operating loss before other income and expense of $1,098,734, the gain on the sale of investment stock in Vertical of $71,843, the absence of the loss on the distribution of the Company’s investment in DrugMax of $1,388,088, a decrease in equity in loss of affiliated companies of $46,310, and a decrease in income tax benefit of $1,081,104. For the nine months ended December 31, 2003, compared to the nine months ended December 31, 2002, the decrease in net loss per share was primarily a result of a decrease in the Company’s operating loss before other income and expense of $1,189,085, an increase in other income and expenses, net, of $58,369, the gain on the sale of investment stock of Vertical of $71,843, the absence of the loss on the distribution of the Company’s investment in DrugMax of $1,388,088, a decrease in equity in loss of affiliated companies of $3,579,864, and a decrease in income tax benefit of $2,367,377, partially offset by an increase in losses on marketable equity securities, net, of $80,864.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2003 and 2002. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $1,600,262 at December 31, 2003 and a working capital deficit of $124,052 at March 31, 2003.

Net cash used in operating activities was $5,212 for the nine months ended December 31, 2003, as compared to net cash used in operating activities of $519,848 for the nine months ended December 31, 2002. The usage of cash was primarily attributable to an increase in accounts receivable of $28,481, an increase in inventories of $100,886, an increase in prepaid expenses of $10,501, partially offset by an increase in amounts due to/from affiliates, net, of $121,713, a decrease in other current assets of $45, a decrease in other assets of $7,310, an increase in accounts payable of $24,635, an increase in other payables of $53,907, an increase in accrued expenses of $130,546 and an increase in accrued income taxes of $1,178.

Net cash provided by investing activities was $287,308, representing the redemption of a certificate of deposit of $45,917, proceeds from the sale of marketable equity securities of $4,781 and proceeds from the sale of an investment of $250,000, partially offset by the purchase of property and equipment of $4,034, the purchase of an investment of $6,500 and an increase in intangible assets of $2,856.

Net cash provided by financing activities was $37,189, representing proceeds from the issuance of long-term obligations of $38,207 and proceeds from the issuance of related party obligations of $47,819, partially offset by payments of long-term obligations of $48,837.

At December 31, 2003, the Company had $343,199 in cash and cash equivalents, as compared to $120,572 at December 31, 2002.

Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical Health Solutions, Inc. for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 179,846 shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 53,936 shares of common stock of Vertical. In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received.

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

The Company was involved in litigation in Florida from Gerald Schmoling, a former President of a subsidiary of the Company. Upon motion by the Company, the case was dismissed in November 2003.

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

On February 10, 2004, the Company was served with a complaint involving litigation in Maryland from Beyond Systems, Inc. over claims regarding commercial electronic mail matters. Plaintiff seeks monetary damages in excess of $100,000, exclusive of interest and costs. Management believes that such claim is without merit and will defend it vigorously.

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

There were no matters submitted to a vote of security holders during the nine months ended December 31, 2003.

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

(b) Reports on Form 8-K.

During the three month period ending December 31, 2003, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: February 13, 2004	By:	/s/ MANDEEP K. TANEJA

Mandeep K. Taneja, Chief Executive Officer and President

Date: February 13, 2004	By:	/s/ CANI I. SHUMAN

Cani I. Shuman, Chief Financial Officer