Form 10KSB
period 2004-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2004-06-29
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year were $1,892,539.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $2,906,439, based upon the last reported trade of the stock on June 23, 2004, which was 4,000 shares at $1.15 per share.

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 23, 2004 was 12,774,834.

PART I

Item 1. BUSINESS.

The Company’s executive offices are located at 6911 Bryan Dairy Road, Suite 210, Largo, Florida 33777 and its telephone number is (727) 329-1845. References in this Annual Report on Form 10-KSB refer to Dynamic Health Products, Inc. and, as applicable, its subsidiaries as the “Company” or “Dynamic”, unless the context otherwise requires.

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

The Company, through its wholly-owned subsidiaries, markets and distributes high-quality dietary supplements, over-the-counter drugs, and health and beauty care products, and provides prescription services. The core branded products, which the Company markets and distributes focus on dietary supplements, and health and beauty care products that are in high demand, and that have potentially strong margins. These are comprised of approximately 40 products packaged into approximately 70 SKUs. The Company, through data base administration markets and serves as a conduit between customers and pharmacies, to provide prescription medications and over-the-counter drugs to our customer, through usage of pharmacies, which directly fulfill orders. In addition, the Company provides these prescription services for other unrelated third parties. The prescription services portion of our business is not regulated by the United States Food and Drug Administration or any other regulatory authority, since the Company is not directly engaged in the sale or distribution of regulated substances.

The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. (“Energy Factors”), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc., in September 2000, its name was changed to Go2Pharmacy, Inc., and in September 2002, its name was changed to Innovative Companies, Inc. (“Innovative”). Innovative creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, and health and beauty care products, and manufactures generic and over-the-counter drugs. On November 7, 2000, the United States Securities and Exchange Commission (“SEC”) declared Innovative’s registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of Innovative. In March 2001, the Company distributed 2,324,984 shares of Innovative common stock to its shareholders. As of March 31, 2004 and 2003, the Company held 347,938 and 316,307 shares, respectively, of common stock of Innovative.

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

In September 1998, the Company acquired Pharma Labs Rx, Inc. (“PFL”), formerly J.Labs, Inc., incorporated in April 1997, as a Florida corporation. The operations of PFL consisted of the procurement of trademarks and product rights for the Company’s branded products. At this time, PFL is not actively conducting operations.

In September 1998, the Company formed Incredible Products of Florida, Inc., a Florida corporation, to market dietary supplements through distributors and radio infomercials. In May 1999, the Company formed Online Meds Rx, Inc. (“OMR”), formerly Dynamic Life, Inc., as a Florida corporation. In March 2000, Incredible was merged into OMR. OMR marketed dietary supplements, over-the-counter drugs, and health and beauty care products primarily through distributors and through direct marketing to consumers. The operations of OMR, as previously conducted, are now carried out through the Herbal Health Products, Inc. In March 2003, OMR began providing prescription services through direct mail and through its web sites.

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

In February 2000, through OMR, the Company formed Dynamic Financial Consultants, LLC (“DFC”), formerly Dynamic Life Asia, LLC, a Florida limited liability company. Also in February 2000, through DFC, the Company formed Dynamic Life Korea Ltd. (“Dynamic Korea”), a Korean corporation, to market dietary supplements primarily through distributors and through direct marketing to consumers. The Company subsequently sold Dynamic Korea in November 2001.

In December 2003, the Company formed Pharma Labs Rx, Inc. (“PNV”), as a Nevada corporation, to provide prescription services and to market prescription drugs through direct mail and through use of the internet.

Marketing and Sales

The Company’s products are marketed directly to its wholesale and retail customers by the Company’s in-house salespeople. The Company distributes wholesale dietary supplements, over-the-counter drugs, and health and beauty care products, to independent pharmacies, regional and national chain drugstores, mail order facilities, mass merchandisers, deep discounters, distributors and brokers. The Company’s dietary supplements, over-the-counter drugs, and health and beauty care products are also marketed directly to consumers by the Company’s in-house salespeople, through infomercials, catalog sales, direct mail and through our web sites.

The Company’s prescription services are marketed directly to consumers through a variety of marketing techniques including general public advertising and direct mail solicitations, in order to attract new customers to our web sites,

Competition

The wholesale and retail product distribution industries, and the prescription services market in which the Company operates are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company in its distribution, wholesaling, retailing, and prescription services businesses.

The Company’s branded products and the pharmaceutical medications, and over-the-counter drugs that the pharmacies fulfill, face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies and pharmacies, both domestic and abroad. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than those of the Company.

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

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company primarily fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2004, the Company had no backlog sales orders.

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

Trademarks

The Company has applied for various federally registered trademarks and utilizes the federally registered trademark Vibrafem™. The Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks have significant value in the marketing of its products.

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

Quality Control

The Company’s products are manufactured in accordance with the Good Manufacturing Practices (“GMP’s”) prescribed by the United States Food and Drug Administration, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company utilizes licensed pharmacies for its fulfillment of prescription medications and those pharmacies are solely responsible for ensuring that the products and services which they provide meet acceptable standards. The Company places special emphasis on quality control. See “Business—Government Regulation” below.

Government Regulation

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous government agencies, the most active of which are the United States Food and Drug Administration (the “FDA”), which regulates the Company’s products under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) and regulations promulgated thereunder and the U.S. Federal Trade Commission (“FTC”) which regulates the advertising of the Company’s products under the Federal Trade Commission Act (“FTCA”). The Company’s products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the “USDA”) and the Environmental Protection Agency (the “EPA”) and Occupational Safety and Health Act (“OSHA”). The manufacture, labeling and advertising of the Company’s products are also regulated under the Federal Occupational Safety and Health Act and by various state and local agencies as well as each foreign country to which the Company distributes its products.

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

The FDA does not authorize, endorse, or test dietary supplements; however, a product sold as a dietary supplement and touted in its labeling as a new treatment or cure for a specific disease or condition would be considered an unauthorized – and thus illegal – drug. Labeling changes consistent with the provisions in DSHEA would be required to maintain the product’s status as a dietary supplement.

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

Employees

As of June 28, 2004, the Company had eight full-time employees. Of such employees, two were engaged in marketing and sales, one was devoted to customer service, one was devoted to warehousing and distribution, one was devoted to internet and database administration, and three were responsible for management and administration. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company. Each of the employees is eligible for grant of stock options in accordance with the provisions of the Company’s 1999 Stock Option Plan (the “Plan”), as determined by the Administrator of the Plan.

In March 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Option Plan, which has been approved by the Company’s shareholders. The purpose of the 1999 Plan is to enable the Company to attract and retain top-quality executive employees, officers, directors and consultants and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan provides for the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase up to an aggregate of 6,000,000 shares of common stock.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2004, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Government Regulation. The packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are all subject to extensive regulation by numerous federal, state and other government agencies. Because of the broad language of the laws applicable to the Company’s business, it is difficult for the Company to remain in strict compliance. If the Company fails to or is unable to comply with applicable laws and governmental regulations, the Company’s business could be adversely affected. See “Business – Government Regulation.”

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

Competition. The dietary supplement and prescription services industries are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution, marketing and other resources than the Company, compete with us in the development and marketing of dietary supplements, prescription medications and over-the-counter drugs. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label dietary supplements offered by health and natural food store chains, drugstore chains, mass merchandisers, supermarket chains and pharmacies. See “Business – Competition.”

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

Concentration of Customers. For the year ended March 31, 2004, 35% of consolidated revenues were received from three customers, representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel. As a small company with only eight employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

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

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 64.6% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disasters. The Company’s facility is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

Future Plans

Management of the Company is considering acquiring distribution and marketing companies. There are no current plans, arrangements or agreements, with respect thereto. In order to accomplish its future plans, the Company is considering raising capital either through private placement or a secondary public offering.

Item 2. PROPERTIES.

On January 1, 2004, the Company entered into a verbal agreement with Innovative, an affiliate of the Company, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility is sublet for a term of two years ending on December 31, 2005. The Company is in the process of finalizing a written agreement with Innovative. The sublease will contain an annual option to continue the sublease subsequent to December 31, 2005 and a provision for an annual cost-of-living increase. The initial rental under the sublease is $41,066 annually.

Effective March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contained an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The option to continue was exercised and on January 1, 2004 the Company terminated the sublease. The rental under the sublease was $33,384 annually.

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

As of March 31, 2004, the Company had real property, equipment, furniture, and leasehold improvements, net of accumulated depreciation, in the approximate amount of $1,314,399, of which $1,268,485 was attributable to the real property.

Item 3. LEGAL PROCEEDINGS.

The Company was involved in litigation in New Jersey over a claim for commissions. In June 2004, upon motion by the Company, the case was dismissed, without prejudice.

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

In February 2004, the Company was served with a complaint involving litigation in Maryland from Beyond Systems, Inc. over claims regarding commercial electronic mail matters. Plaintiff seeks monetary damages in excess of $100,000, exclusive of interest and costs. Management believes that such claim is without merit and is defending it vigorously.

In May 2004, the Company was served with a complaint involving litigation in Ohio from 40 J’s, LLC over claims regarding patent infringement. Plaintiff seeks unspecified monetary damages as well as non-monetary relief. Management believes that such claim is without merit and is defending it vigorously.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Stockholders of the Company was held on January 23, 2004. At the meeting, the following actions were taken by the shareholders:

Jugal K. Taneja, Mandeep K. Taneja, Cani I. Shuman, Kotha S. Sekharam, Rakesh K. Sharma, M.D. and Morton L. Stone were elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	For	Against	Withheld
Jugal K. Taneja	10,353,515	-0-	11,792
Mandeep K. Taneja	10,356,179	-0-	9,128
Cani I. Shuman	10,352,447	-0-	12,860
Kotha S. Sekharam	10,356,179	-0-	9,128
Rakesh K. Sharma, M.D.	10,354,047	-0-	11,260
Morton L. Stone	10,351,915	-0-	13,392

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

	High	Low
September 30, 2002	$2.00	$0.50
December 31, 2002	$1.50	$0.65
March 31, 2003	$0.65	$0.45
June 30, 2003	$0.75	$0.40
September 30, 2003	$1.45	$0.10
December 31, 2003	$0.45	$0.10
March 31, 2004	$1.10	$0.30

As of June 28, 2004, there were approximately 390 stockholders of record of the Company’s common stock.

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

In February 2004, the Company issued 260,000 shares of its common stock to William LaGamba, a principal shareholder of the Company, in payment of consulting services provided to the Company during the year ended March 31, 2004, of approximately $79,834, and in full satisfaction of an outstanding obligation to Mr. LaGamba of approximately $50,166, including interest at the rate of 7% per annum, for working capital advances made to the Company.

In February 2004, the Company issued 100,000 shares of its common stock to a consultant in payment of $50,000 for consulting services provided to the Company.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Cost of goods sold is comprised of direct product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support the warehousing of product and other warehousing overhead. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations. Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, sales and marketing and other indirect operating costs. Interest and other income (expense) consist primarily of interest income associated with notes receivable and rental income, and interest expense associated with borrowings to finance capital and other working capital needs.

Results of Operations

Fiscal Year Ended March 31, 2004 Compared To Fiscal Year Ended March 31, 2003

Revenues. The Company generated total revenues of $1,892,539 for the year ended March 31, 2004, an increase of $1,062,103 or 127.9%, compared to $830,436 for the year ended March 31, 2003. Distribution revenues increased $855,328 or 104.0%, to $1,677,405 for the year ended March 31, 2004, compared to $822,077 for the year ended March 31, 2003. The increase was primarily attributable to an increase in sales to existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. The Company commenced its prescription services operations in March 2003. Prescription services revenues were $215,134 and $8,359 for the years ended March 31, 2004 and 2003, respectively.

Gross profit. The Company achieved total gross profit of $949,986 for the year ended March 31, 2004, an increase of $549,069 or 137.0%, compared to $400,917 for the year ended March 31, 2003. Total gross margins, as a percentage of revenues, increased to 50.2% for the year ended March 31, 2004 from 48.3% for the year ended March 31, 2003. Distribution gross profit increased $508,680 or 127.2%, to $908,551 for the year ended March 31, 2004, as compared to $399,871 for the year ended March 31, 2003. For the year ended March 31, 2004, distribution gross margin increased to 54.2%, from 48.6% for the year ended March 31, 2003. The increase was primarily attributable to an increase in the Company’s customer base, as well as increased sales to existing customers, and was partially offset by a change in the Company’s mix of sales, with increased sales of products that yield a lower gross margin. Prescription services gross profit increased $40,389, to $41,435 for the year ended March 31, 2004, from $1,046 for the year ended March 31, 2003.

Operating expenses. The Company incurred operating expenses of $1,350,040 for the year ended March 31, 2004, compared to $2,161,999 for the year ended March 31, 2003. For the year ended March 31, 2004, these expenses include various administrative, sales, marketing and other direct operating expenses of $1,259,481, depreciation and amortization expenses of $86,131, and bad debt expense of $4,428, compared to $913,840 in various administrative, sales, marketing and other direct operating expenses, depreciation and amortization expenses of $95,551, and bad debt expense of $1,152,608, for the year ended March 31, 2003. In November 2001, a note was received in conjunction with the Company’s sale of its subsidiary, Dynamic Life Korea Ltd. In November 2002, the purchaser defaulted on the note. During the year ended March 31, 2003, it was determined by management of the Company that all further amounts due under this note were uncollectible. This resulted in an increase in bad debt expenses for the year ended March 31, 2003 of approximately $1 million. Operating expenses, excluding amortization expense, depreciation expense and bad debt expense decreased to 66.5% of revenues for the year ended March 31, 2004, from 110.0% of revenues for the year ended March 31, 2003. The decrease was primarily attributable to the increase in revenues and a decrease in accounting expense, and was partially offset by an increase in advertising, promotion, consulting, credit card, insurance, legal, public relations, salary and web site expenses.

Interest income. Interest income was $3,104 for the year ended March 31, 2004, compared to $17,375 for the year ended March 31, 2003. The decrease in interest income was primarily a result of a decrease in notes receivable during the year ended March 31, 2003.

Interest expense. Interest expense was $96,169 for the year ended March 31, 2004, compared to $68,263 for the year ended March 31, 2003. Interest expense increased for the year ended March 31, 2004 as a result of a settlement with the Internal Revenue Service on a contested penalty assessment regarding a prior year. The settlement was favorable to the Company and resulted in interest only being due with regard to the matter. The interest amount of the settlement was approximately $25,000.

Income taxes. As of March 31, 2004, the Company had no accrued income tax liability and an estimated deferred income tax liability of $1,189,300, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of March 31, 2003, the Company had an accrued income tax liability of $5,746 and no net deferred income tax asset or liability.

Net loss per share. Net loss per share for the year ended March 31, 2004 was $0.01, compared to net loss per share of $0.35 for the year ended March 31, 2003. The decrease in net loss per share was primarily a result of a decrease in the Company’s operating loss before other income and expense of $1,361,028, an increase of other income and expenses, net, of $19,693, the gain on the sale of investment stock of Vertical of $71,843, the absence of the loss on the distribution of the Company’s investment in DrugMax of $1,388,088, a decrease in equity in loss of affiliated companies of $3,578,870, and a decrease in income tax benefit of $2,279,167, partially offset by an increase in losses on marketable equity securities, net, of $80,864 and an increase in interest expense, net of interest income, of $42,177.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $3,944,497 at March 31, 2004 and a working capital deficit of $124,052 at March 31, 2003.

Net cash used in operating activities was $91,471 for the year ended March 31, 2004, as compared to net cash used in operating activities of $595,212 for the year ended March 31, 2003. The usage of cash was primarily attributable to an increase in accounts receivable of $103,075, an increase in inventories of $163,531, an increase in prepaid expenses of $4,724, an increase in other current assets of $48,616, a decrease in accrued income taxes of $5,746, and a decrease in deferred income taxes of $96,852, partially offset by an increase in amounts due to/from affiliates, net, of $152,688, a decrease in other assets of $6,899, an increase in accounts payable of $27,367, an increase in other payables of $9,449 and an increase in accrued expenses of $155,829.

Net cash provided by investing activities was $265,379, representing the redemption of a certificate of deposit of $45,917, proceeds from the sale of marketable equity securities of $4,781 and proceeds from the sale of investment stock of $250,000, partially offset by purchases of property and equipment of $25,963, the purchase of an investment of $6,500 and the increase in intangible assets of $2,856.

Net cash provided by financing activities was $21,297, representing proceeds from the issuance of long-term obligations of $38,207 and proceeds from the issuance of related party obligations of $47,819, partially offset by payments of long-term obligations of $64,724 and payments of fractional shares on common stock exchanged of $5.

At March 31, 2004, the Company had $219,119 in cash and cash equivalents, as compared to $23,914 at March 31, 2003.

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

The Company established a loan with GE Capital Small Business Finance Corporation on September 13, 1999. The principal amount of the note is $880,000. The note bears interest at the lowest Prime Rate as published in the Wall Street Journal (based on the prime rate in effect on the first business day of the month in which a change occurs) plus 2.25% per annum. The term of the note is 25 years and one month from the date of the note, payable in equal monthly installments of principal and interest. The note is secured by a mortgage on the Company’s land and building in Largo, Florida. The note is also secured by personal guarantee from the Company’s Chairman of the Board. Proceeds from the note were used to satisfy all outstanding mortgages on the property and for payment of loan costs associated with the note. The outstanding principal balance on the note was approximately $831,891 as of March 31, 2004.

Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical Health Solutions, Inc., an affiliate of the Company, whereby the parties agreed to convert the Company’s notes receivable from Vertical with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 899,230 (179,846 pre-split) shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 269,680 (53,936 pre-split) shares of common stock of Vertical. In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See consolidated financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

As of March 31, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of March 31, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Jugal K. Taneja	60	Chairman of the Board and
		Director	1992

Mandeep K. Taneja	30	Chief Executive Officer,
		President and Director	2000

Cani I. Shuman	47	Chief Financial Officer,
		Secretary, Treasurer and
		Director	2001

Kotha S. Sekharam, Ph.D.	53	Director	1995

Rakesh K. Sharma, M.D.	47	Director	1999

Morton L. Stone	73	Director	2002

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

Background of Executive Officers and Directors

Jugal K. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He serves as Chairman of the Board of DrugMax, Inc., and since October 2000 has served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a business to business wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as a director and Chairman of the Board of Innovative Companies, Inc., a publicly-held company that manufactures and distributes nutritional and health products, and manufactures generic and over-the-counter drugs. Mr. Taneja also serves as a director of Vertical Health Solutions, Inc., a publicly-held company that distributes veterinary products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

Mandeep K. Taneja has served as a director of the Company and as the Company’s President since November 2000. He has also served as the Company’s Chief Executive Officer since December 2002. Prior to that he served as President of the Company’s subsidiary, Online Meds Rx, Inc., formerly known as Dynamic Life, Inc., since June 2000. In addition, he served as Director of Finance for Dynamic Life Korea Ltd. from April 2000 until November 2000. He was also employed as an associate of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. from July through October 2000. Mr. Taneja holds a Bachelor of Arts degree in political science from the University of Rochester as well as Management Certificates in marketing and organizational behavior. He also holds a Juris Doctorate from the University of Miami and is an attorney. Mr. Taneja is the son of Jugal K. Taneja.

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

Dr. Kotha S. Sekharam has served as a director of the Company since June 1996 and served as the Company’s President from June 1996 through November 2000. Dr. Sekharam was a founder and a director of Nu-Wave Health Products, Inc., and served as its President from June 1996 through March 1998, and served as Nu-Wave’s Vice President from September 1995 until June 1996. The Company acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, acquired by the Company in June 1998. Dr. Sekharam is also President of Innovative Companies, Inc., a publicly-held company that manufactures and distributes nutritional and health products, and manufactures generic and over-the-counter drugs. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

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

Audit Committee

The Company has an audit committee, which consists of Dr. Kotha S. Sekharam, Dr. Rakesh K. Sharma and Morton L. Stone. At this time, an audit committee financial expert is not required for the Company and it does not have an audit committee financial expert serving on its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

To the best of the Company’s knowledge, the following individuals and entities were delinquent with filing the following number of Form 3’s and Form 4’s as required by Section 16(a) of the Securities And Exchange Act of 1934:

Name	Number of Transactions and Delinquent Reports
Jugal K. Taneja	7
Manju Taneja	6
Kotha S. Sekharam	3
Mandeep K. Taneja	2
Mihir K. Taneja	2
Carnegie Capital, Ltd.	1
Cani I. Shuman	1
William LaGamba	1
Morton L. Stone	1

All of such reports were filed prior to March 31, 2004.

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to the Company’s March 31, 2003 Annual Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)					Long-Term Compensation
Awards
Name and Principal Position	Year	Salary($)		Bonus($)		Securities Underlying Options/SARs #(2)
Mandeep K. Taneja, Chief Executive Officer and President(3)	2004 2003 2002	$ $ $	153,000 105,000 60,000	$ $ $	9,360 -0- 5,000	25,000 100,000 0
Jugal K. Taneja, Chairman(4)	2004 2003 2002	$ $ $	150,000 195,000 240,000	$ $ $	-0- -0- 10,000	50,000 200,000 0

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.

(2)	Effective December 20, 2002 and January 23, 2004, the Company’s officers and directors were granted common stock options by action of the Company’s Board of Directors. The options vest pro rata over a three year period beginning December 20, 2003 and January 23, 2005, respectively. The exercise price of the options for the December 20, 2002 grant was $0.1625 ($0.65 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.00, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. For an officer or director who, at the time of the grant, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the of the options for the December 20, 2002 grant was $0.17875 ($0.715 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.10, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant.
(3)	Mr. Mandeep Taneja served as the Company’s Chief Executive Officer since December 2002.
(4)	Mr. Jugal Taneja served as the Company’s Chief Executive Officer until June 1998 and from November 1999 until February 2002, and has served as a Consultant since February 2002.

During the year ended March 31, 2004, the Company paid each director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attended at least three meetings during the year. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

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

Employee And Non-Employee Stock Option Plans

1999 Stock Option Plan

In March 1999, the Company’s Board of Directors adopted the Company’s 1999 Stock Option Plan, which has been approved by the Company’s shareholders. The 1999 Plan will enable the Company to attract and retain top-quality executive employees, officers, directors and consultants, and to provide such executive employees, officers, directors and consultants with an incentive to enhance stockholder return. The 1999 Plan will allow the grant to officers, directors, or other key employees and consultants of the Company, of options to purchase up to a maximum aggregate of 6,000,000 shares of Company common stock.

The Board of Directors of the Company or a committee of the Board may administer the 1999 Plan, and has complete discretion to select the optionees and terms and conditions of each option, subject to the provisions of the 1999 Plan. Options granted under the 1999 Plan may be “incentive stock options” as defined in Section 411 of the Internal Revenue Code of 1986 or so-called nonqualified options. The exercise price of incentive stock options may not be less than 100% of the fair market value of the Company’s common stock as of the date of grant (110% of the fair market value if the grant is to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). The Internal Revenue Code currently limits to $100,000 the aggregate value of the common stock that may be acquired in any one year pursuant to incentive stock options under the 1999 Plan or any other option plan adopted by the Company.

Nonqualified options may be granted under the 1999 Plan at an exercise price of not less than 100% of the fair market value of the Company’s common stock on the date of grant. Nonqualified options also may be granted without regard to any restriction on the amount of common stock that may be acquired pursuant to such options in any one year.

Subject to the limitations contained in the 1999 Plan, options become exercisable at such times and in such installments as the Committee shall provide in the terms of each individual stock option agreement. The Committee must also provide in the terms of each stock option agreement, when the option expires and becomes unexercisable, and may also provide for the option expiration of at least thirty days upon termination of employment for any reason. No option held by directors, executive officers or other persons subject to Section 16 of the Securities Exchange Act of 1934 may be exercised during the first six months after such option is granted.

Unless otherwise provided in the applicable stock option agreement, upon termination of employment of an optionee, all options that were then exercisable would terminate three months (twelve months in the case of termination by reason of death or disability) following termination of employment. Any options which were not fully vested and exercisable on the date of such termination would immediately be cancelled concurrently with the termination of employment.

Options granted under the 1999 Plan may not be exercised more than ten years after the grant (five years after the grant if the grant is an incentive stock option to an employee who owns more than 10% of the total combined voting power of all classes of capital stock of the Company). Options granted under the 1999 Plan are not transferable and may be exercised only by the respective grantees during their lifetime or by their heirs, executors or administrators in the event of death. Under the 1999 Plan, shares subject to cancelled or terminated options are reserved for subsequently granted options. The number of options outstanding and the exercise price thereof are subject to adjustment in the case of certain transactions such as mergers, recapitalizations, stock splits or stock dividends. The 1999 Plan is effective for ten years, unless sooner terminated or suspended.

On January 23, 2004, the Board of Directors of the Company approved the retroactive granting of 700,000 (125,000 pre-split) options, effective as of December 20, 2002, and on January 23, 2004, the granting of 205,000 options, to be allocated to each of the Company’s officers and directors as of the respective dates. The exercise price of the options for the December 20, 2002 grant was $0.1625 ($0.65 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.00, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. For an officer or director who, at the time of the grant, owned stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the of the options for the December 20, 2002 grant was $0.17875 ($0.715 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.10, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. Each of the employees of record were to receive the options based on their years of service and their salary. The following represents the common stock options outstanding as of March 31, 2003 and 2004.

Option balance outstanding, March 31, 2002	0
Granted	700,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2003	700,000
Granted	205,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2004	905,000

As of March 31, 2004, of the 905,000 options outstanding, 233,324 options were vested, with 671,676 being nonvested.

Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of June 24, 2004 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the directors and executive officers of the Company as a group. An asterisk indicates beneficial ownership of less than 1% of the outstanding Common Stock. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Owner(2)	Percent Of Class
Common	Jugal K. Taneja(3)	4,758,372	37.1%
Common	Manju Taneja(4)	1,731,404	13.6%
Common	William L. LaGamba(5)	2,000,000	15.7%
Common	Michele LaGamba(6)	2,000,000	15.7%
Common	Mandeep K. Taneja(7)	1,513,328	11.8%
Common	Mihir K. Taneja	1,479,996	11.6%
Common	Kotha S. Sekharam, Ph.D.(8)	495,796	3.9%
Common	Morton L. Stone(9) 1080 Peppertree Lane, #302 Sarasota, FL 34242	166,664	1.3%
Common	Cani I. Shuman(10)	33,332	*
Common	Rakesh K. Sharma, M.D.(11) 455 Pinellas Street, Suite 310 Clearwater, FL 33756	33,332	*
Common	All officers and directors as a group (6 persons)	7,000,824	53.8%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Dynamic Health Products, Inc. at 6911 Bryan Dairy Road, Suite 210, Largo, FL 33777.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	Includes 1,652,740 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s wife, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 2,680,304 shares owned by Carnegie Capital, Ltd. and (ii) 280,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. Includes 66,664 shares issuable upon exercise of currently exercisable options.
(4)	Includes 78,664 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 2,680,304 shares owned by Carnegie Capital, Ltd., and (ii) 280,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 784,000 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 504,000 shares held by Mr. LaGamba as custodian for their minor children.

(6)	Includes 712,000 shares owned by William L. LaGamba, and 504,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.
(7)	Includes 33,332 shares issuable upon exercise of currently exercisable options.
(8)	Includes 40,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s wife, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership. Includes 33,332 shares issuable upon exercise of currently exercisable options.
(9)	Includes 33,332 shares issuable upon exercise of currently exercisable options.
(10)	Includes 33,332 shares issuable upon exercise of currently exercisable options.
(11)	Includes 33,332 shares issuable upon exercise of currently exercisable options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of Innovative. As of March 31, 2004, the Company’s investment in Innovative, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

In January 2002, the Company issued 40,000 (10,000 pre-split) shares of common stock of the Company and in May 2002 the Company issued 80,000 (20,000 pre-split) shares of its common stock. The 120,000 (30,000 pre-split) shares of common stock were issued in exchange for 30,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

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

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contained an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The option to continue was exercised and on January 1, 2004 the Company terminated the sublease. The rental under the sublease was $33,384 annually.

Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical Health Solutions, Inc., an affiliate of the Company, whereby the parties agreed to convert the Company’s notes receivable from Vertical, with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 899,230 (179,846 pre-split) shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 269,680 (53,936 pre-split) shares of common stock of Vertical. In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received. Subsequent to the stock split, the Company owned 1,530,820 shares, or approximately 11.2% of Vertical. In January 2004, Vertical’s stock began publicly trading. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a director of Vertical. For the years ended March 31, 2004 and 2003, the Company charged Vertical consulting fees totaling $8,725 and $6,063, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of March 31, 2004 and 2003, approximately $4,138 and $6,063, respectively, were due from Vertical and are included in amounts due from affiliates. As of March 31, 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

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

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of its investment in DrugMax, Inc., a publicly traded Company. Jugal K. Taneja, a principal shareholder and Chairman of the

Board of the Company is also a principal shareholder, Chief Executive Officer, and Chairman of the Board of DrugMax and William LaGamba, a principal shareholder of the Company, is also a director, Chief Operating Officer and President of DrugMax. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was ..626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share. For the years ended March 31, 2004 and 2003, sales of products to subsidiaries of DrugMax were approximately zero and $5,760, respectively. As of March 31, 2004, $1,274 was due from DrugMax and is included in amounts due from affiliates.

Effective December 20, 2002, the Company granted options to purchase a total of 700,000 (125,000 pre-split) shares of common stock to its officers and directors under its 1999 Stock Option Plan. Effective January 23, 2004, the Company granted options to purchase a total of 205,000 shares of common stock to its officers and directors under its 1999 Stock Option Plan. All of the foregoing options vest approximately equally over three years. As of March 31, 2004, 233,324 of such options were vested, with 671,676 being nonvested.

On January 1, 2004, the Company entered into a verbal agreement with Innovative, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility is sublet for a term of two years ending on December 31, 2005. The Company is in the process of finalizing a written agreement with Innovative. The sublease will contain an annual option to continue the sublease subsequent to December 31, 2005 and a provision for an annual cost-of-living increase. The initial rental under the sublease is $41,066 annually.

Amounts due from and to affiliates represent balances owed to or from the Company for sales or purchases occurring in the normal course of business. Amounts due from and to these affiliates are in the nature of trade payables or receivables and fluctuate based on sales and purchasing volume and payments received. Management of the Company believes that material affiliated transactions and loans, and business relationships entered into by the Company or its subsidiaries with certain of its officers, directors and principal shareholders or their affiliates were on terms no less favorable than the Company could have obtained from independent third parties. Any future transactions between the Company and its officers, directors or affiliates will be subject to approval by a majority of disinterested directors or shareholders in accordance with Florida law.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2004 and 2003, $1,281 and $4,278, respectively, were due to Tribeca and are included in obligations to affiliates.

For the years ended March 31, 2004 and 2003, purchases of products from subsidiaries of Innovative were $698,559 and $164,922, respectively, and sales of products to subsidiaries of Innovative were $2,900 and $3,574, respectively. As of March 31, 2004 and 2003, $242,113 and $29,140, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the years ended March 31, 2004 and 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a director, Chief Executive Officer and President of the Company, were approximately $89,642 and $2,262, respectively, and sales of products to T&L were approximately zero and $37, respectively. For the year ended March 31, 2004, the Company charged T&L fees totaling $1,454 for prescription services provided. The charge is on an hourly basis for services rendered. As of March 31, 2004 and 2003, approximately $5,192 and zero, respectively, were due from T&L and are included in amounts due from affiliates, and $1,898 and zero, respectively, were due to T&L and are included in obligations to affiliates.

For the year ended March 31, 2004, sales of products to Generilean Health Systems, LLC (“GHS”), an affiliate of the Company, were $393.

For the year ended March 31, 2004, sales of products to OTB Products, LLC (“OTB”), an affiliate of the Company, were $11,514. In addition, for the year ended March 31, 2004, the Company charged OTB fees of $37,890 for prescription services provided and $5,856 for consulting services provided. The charges were based on both hourly and monthly rates. OTB is a 50% partner in Generilean, a Florida limited liability company in which the Company is a 50% partner.

In February 2004, the Company issued 260,000 shares of its common stock to William LaGamba, a principal shareholder of the Company, in payment of consulting services provided to the Company during the year ended March 31, 2004, of approximately $79,834, and in full satisfaction of an outstanding obligation to Mr. LaGamba of approximately $50,166, including interest at the rate of 7% per annum, for working capital advances made to the Company.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

    The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

10.1	Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999. (4)

10.2	Consulting Agreement between Dynamic Health Products, Inc. and Jugal K. Taneja, dated February 14, 2002. (5)

14.1	Code of Ethics of Dynamic Health Products, Inc. (6)

21.1	Dynamic Health Products, Inc. – List of Subsidiaries.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-23031, filed in Washington, D.C.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, file number 0-23031, filed in Washington, D.C.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, file number 0-23031, filed in Washington, D.C.

(b) Reports on Form 8-K.

During the three month period ending March 31, 2004, the Company filed no reports on Form 8-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Total fees billed for professional services rendered by the Company’s principal accountant for the audit and review of the Company’s financial statements included in the Company’s Form 10-QSBs and Form 10-KSBs, and services provided in connection with the Company’s Form 8-K and Form S-8s, for the years ended March 31, 2004 and 2003 were $16,900 and $17,940, respectively.

Tax Fees

Total fees billed for professional services rendered by the Company’s principal accountant for tax services relating to the preparation of the Company’s federal and state income tax returns, preparation of the Company’s intangible tax returns, and tax advice and planning during the years ended March 31, 2004 and 2003 were $9,835 and $24,238, respectively.

During the years ended March 31, 2004 and 2003, the Company’s principal accountant only performed audit and tax related services, as indicated above.

Pre-Approval Policies and Procedures

The Audit Committee Charter provides that the Audit Committee of the Company’s Board of Directors has the sole authority and responsibility to pre-approve all audit services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm and the related fees. Pursuant to its charter, the Audit Committee has established pre-approval policies and procedures for permitted non-audit services. The Audit Committee considers each engagement on a case-by-case basis according to certain required criteria, including that (i) the skill set necessary for the engagement should be unique to the Company’s independent registered public account firm and (ii) the engagement should not involve work that would result in the Company’s independent registered public accounting firm eventually auditing its own work.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC HEALTH PRODUCTS, INC.

Date: June 29, 2004	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature		Title	Date
By:	/s/ Jugal K. Taneja Jugal K. Taneja	Chairman of the Board and Director	June 29, 2004

By:	/s/ Mandeep K. Taneja Mandeep K. Taneja	Chief Executive Officer, President and Director	June 29, 2004

By:	/s/ Cani I. Shuman Cani I. Shuman	Chief Financial Officer, Secretary, Treasurer and Director	June 29, 2004

By:	/s/ Kotha S. Sekharam Kotha S. Sekharam	Director	June 29, 2004

By:	/s/ Rakesh K. Sharma Rakesh K. Sharma	Director	June 29, 2004

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2004 and 2003 and the consolidated results of operations and cash flows for the years ended March 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida

June 9, 2004

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31,

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$219,119	$23,914
Certificate of deposit	—	45,917
Marketable equity securities, net	3,806,324	4,314
Accounts receivable, net	154,230	51,155
Inventories, net	189,193	25,662
Prepaid expenses	43,468	38,744
Other current assets	56,345	7,729
Due from affiliates	10,605	6,063
Note receivable from affiliate	40,481	37,426

Total current assets	4,519,765	240,924

Property, plant and equipment, net	1,314,399	1,374,305

Intangible assets, net	25,842	24,583
Investment in unconsolidated affiliate	—	357,902
Other assets	5,141	12,040

Total assets	$5,865,147	$2,009,754

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126,086	$149,070
Other payables	95,413	85,964
Current portion of long-term obligations	27,023	36,533
Accrued expenses	68,411	42,416
Accrued income taxes	—	5,746
Obligations to affiliates	245,292	33,418
Note payable	13,043	11,829

Total current liabilities	575,268	364,976

Deferred income taxes	1,189,300	—
Long-term obligations, less current portion	813,491	831,712

Total liabilities	2,578,059	1,196,688

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 12,774,834 and 12,331,500 shares issued and outstanding	127,748	123,315
Additional paid-in capital	2,671,568	2,445,655
Retained earnings (deficit)	(1,798,719)	(1,690,048)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	2,286,491	(65,856)

Total shareholders’ equity	3,287,088	813,066

Total liabilities and shareholders’ equity	$5,865,147	$2,009,754

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2004	2003
Revenues:
Distribution	$1,677,405	$822,077
Prescription services	215,134	8,359

Total revenues	1,892,539	830,436

Cost of goods sold:
Distribution	768,854	422,206
Prescription services	173,699	7,313

Total cost of goods sold	942,553	429,519

Gross profit:
Distribution	908,551	399,871
Prescription services	41,435	1,046

Total gross profit	949,986	400,917

Operating expenses:
Selling, general and administrative expenses	1,259,481	913,840
Amortization expense	1,597	1,244
Depreciation expense	84,534	94,307
Bad debt expense	4,428	1,152,608

Total operating expenses	1,350,040	2,161,999

Operating loss before other income and expense	(400,054)	(1,761,082)

Other income (expense):
Interest income	3,104	17,375
Loss on distribution of investment	—	(1,388,088)
Impairment loss on investment in affiliated company	—	(166,939)
Other income and expenses, net	283,895	264,202
Losses on marketable equity securities, net	(102,434)	(21,570)
Gain on sale of investment	71,843	—
Loss on disposition of equipment	(1,335)	—
Equity in income (loss) of affiliated companies	(6,500)	(3,585,370)
Interest expense	(96,169)	(68,263)

Total other income (expense)	152,404	(4,948,653)

Loss before income taxes	(247,650)	(6,709,735)
Income tax expense (benefit)	(138,979)	(2,418,146)

Net loss	(108,671)	(4,291,589)
Preferred stock dividends	—	—

Net loss available to common shareholders	$(108,671)	$(4,291,589)

Basic and diluted loss per share	$(0.01)	$(0.35)

Basic and diluted weighted average number of common shares outstanding	12,387,611	12,300,228

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Accumulated Other Comprehensive Income
							Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2002 (Restated)	—	$—	20,000	$50,000	12,208,564	$122,086	$2,381,162	$5,017,791	$(77,084)	$7,493,955
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(4,291,589)	—	(4,291,589)
Unrealized gains (losses) on marketable equity securities (net of tax of $6,315)	—	—	—	—	—	—	—	—	11,228	11,228

Comprehensive income (loss)										(4,280,361)
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(2)	—	—	(2)
Conversion of 20,000 shares of Series B preferred stock to 80,000 shares of common stock (Restated)	—	—	(20,000)	(50,000)	80,000	800	49,200	—	—	—

Issuance of 42,936 shares of common stock in payment of accrued preferred share dividends (Restated)	—	—	—	—	42,936	429	15,295	—	—	15,724
Dividend distribution of 1,933,000 shares of DrugMax, Inc. at $1.25 per share	—	—	—	—	—	—	—	(2,416,250)	—	(2,416,250)

Balances at March 31, 2003 (Restated)	—	—	—	—	12,331,500	123,315	2,445,655	(1,690,048)	(65,856)	813,066
COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(108,671)		(108,671)
Unrealized gains (losses) on marketable equity securities (net of tax of $1,323,196)	—	—	—	—	—	—	—	—	2,352,347	2,352,347

Comprehensive income (loss)										2,243,676
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(5)	—	—	(5)

Issuance of 83,334 shares of common stock in payment of accrued consulting fees	—	—	—	—	83,334	833	49,518	—	—	50,351
Issuance of 260,000 shares of common stock in payment of accrued consulting fees and related party obligation	—	—	—	—	260,000	2,600	127,400	—	—	130,000
Issuance of 100,000 shares of common stock in payment of accrued consulting fees	—	—	—	—	100,000	1,000	49,000	—	—	50,000

Balances at March 31, 2004	—	$—	—	$—	12,774,834	$127,748	$2,671,568	$(1,798,719)	$2,286,491	$3,287,088

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2004	2003
Cash flows from operating activities:
Net loss	$(108,671)	$(4,291,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	86,131	95,551
Impairment loss on investment in affiliated company	—	166,939
Write off of uncollectible note receivable	—	1,028,411
Write off of uncollectible other receivables	—	151,637
Equity in (income) loss of affiliated companies	6,500	3,585,370
Gain on sale of investment	(71,843)	—
Loss on disposition of equipment	1,335	—
Loss on distribution of investment	—	1,388,088
Losses on sales of marketable equity securities, net of effect of deferred income taxes	65,389	21,570
Changes in operating assets and liabilities:
Accounts receivable	(103,075)	(37,009)
Inventories	(163,531)	71,241
Due to/from affiliates, net	152,688	(125,198)
Prepaid expenses	(4,724)	2,690
Other current assets	(48,616)	(129,623)
Other assets	6,899	(294)
Accounts payable	27,367	(69,665)
Other payables	9,449	(11,559)
Accrued expenses	155,829	(962)
Accrued income taxes	(5,746)	5,746
Deferred income taxes	(96,852)	(2,446,556)

Net cash used in operating activities	(91,471)	(595,212)

Cash flows from investing activities:
Purchases of property and equipment	(25,963)	(45,593)
Purchase of certificate of deposit	—	(46,455)
Redemption of certificate of deposit	45,917	51,999
Purchase of investment	(6,500)	—
Proceeds from sale of marketable equity securities	4,781	—
Proceeds from sale of investment	250,000	—
Proceeds from related party receivables	—	20,460
Increase in intangible assets	(2,856)	—

Net cash provided by (used in) investing activities	265,379	(19,589)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	38,207	34,651
Payments of long-term obligations	(64,724)	(62,147)
Payment of fractional shares on common stock exchanged	(5)	(2)
Proceeds from issuance of related party obligations	47,819	—

Net cash provided by (used in) financing activities	21,297	(27,498)

Net increase (decrease) in cash	195,205	(642,299)
Cash and cash equivalents at beginning of period	23,914	666,213

Cash and cash equivalents at end of period	$219,119	$23,914

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)

FOR THE YEARS ENDED MARCH 31,

	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$89,548	$67,302

Cash paid during the period for income taxes	$50,664	$22,665

Supplemental schedule of non-cash investing activities:
Exchange of notes receivable from affiliate to investment in preferred stock of affiliate	$—	$429,846

Exchange of investment in preferred stock of affiliate to investment in common stock of affiliate	$179,846	$—

Exchange of dividends receivable from affiliate to investment in common stock of affiliate	$53,936	$—

Supplemental schedule of non-cash financing activities:
Distribution of investment	$—	$3,804,338

Dividend distribution of 1,933,000 shares of DrugMax, Inc.	$—	$2,416,250

Conversion of Series B 6% Cumulative Convertible Preferred stock into common stock	$—	$50,000

Accrual of preferred stock dividends	$—	$377

Issuance of common stock in payment of accrued preferred share dividends	$—	$16,101

Issuance of common stock in payment of consulting services	$180,185	$—

Issuance of common stock in payment of related party note payable	$50,166	$—

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. (“Company”) creates, packages and distributes a wide variety of proprietary and non-proprietary dietary supplements, over-the-counter drugs, and health and beauty care products, and provides prescription services. The Company’s products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, distributors and brokers. In addition, the Company markets its products directly to consumers through infomercials, catalog sales, direct mail and through its web sites. The Company’s prescription services are marketed directly to consumers through a variety of marketing techniques including general public advertising and direct mail solicitations.

Principles of Consolidation

The accompanying consolidated financial statements for the year ended March 31, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (“Pharma FL”), formerly known as J.Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. (“Online”), and its subsidiary Dynamic Financial Consultants, LLC, formerly known as Dynamic Life Asia, LLC, Bryan Capital Limited Partnership, and Pharma Labs Rx, Inc. (“Pharma NV”). Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements for the year ended March 31, 2003 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc., formerly known as J.Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc., and its subsidiary Dynamic Financial Consultants, LLC, Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

Industry Segments

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131), a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the years ended March 31, 2004 and 2003, the Company had two industry segments: distribution and prescription services (see Note 18).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

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

Investments in Equity Securities

At March 31, 2004 and 2003, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances (see Note 4).

Inventories

Inventories, net are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 5).

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets

Intangible assets consist primarily of loan costs. Loan costs are amortized over the life of the loan and other intangible assets are amortized over a 5-year period. The straight-line method is used in computing the amortization.

Impairment of Assets

The Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses during the year ended March 31, 2004. During the year ended March 31, 2003, there was an impairment loss on the Company’s investment in an affiliated company of $166,939 (see Note 10).

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

Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 16). During the periods presented, common stock equivalents were not considered, as their effect would be antidilutive.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2004 and 2003, as well as the reported amounts of revenues and expenses for the years then ended. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

Revenue Recognition

Revenues are recognized when the merchandise is shipped to the customer, which is when title and risk of loss has passed to the customer. The Company has a no return policy. However, with certain large customers, industry practice mandates the acceptance of certain returns, which have thus far been immaterial to the Company.

Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted during the years ended March 31, 2004 and 2003. If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 14).

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising expense was $49,466 and $20,683 for the years ended March 31, 2004 and 2003, respectively.

Research and Development Costs

The Company charges research and development costs to expense as incurred.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2004 and 2003, the fair value of the Company’s long-term obligations approximated its carrying value.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2003 to conform to the presentation as of and for the year ended March 31, 2004.

Restatements

The financial statements as of and for the year ended March 31, 2003 have been restated, and unless otherwise noted, all other information presented has been adjusted to retroactively reflect the four-for-one forward split of the Company’s common stock in August 2003 (see Note 15).

NOTE 2 – RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Innovative Companies, Inc., formerly Go2Pharmacy, Inc. (“Innovative”), a publicly traded company and an affiliate of the Company, whereby Innovative agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Innovative’s corporate headquarters and also serves as part of Innovative’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of Innovative. As of March 31, 2004, the Company’s investment in Innovative, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net (see Note 3).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company, whereby the parties agreed to convert the Company’s notes receivable from Vertical, with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 899,230 (179,846 pre-split) shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 269,680 (53,936 pre-split) shares of common stock of Vertical. In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received. Subsequent to the stock split, the Company owned 1,530,820 shares, or approximately 11.2% of Vertical. In January 2004, Vertical’s stock began publicly trading. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. For the years ended March 31, 2004 and 2003, the Company charged Vertical consulting fees totaling $8,725 and $6,063, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of March 31, 2004 and 2003, approximately $4,138 and $6,063, respectively, were due from Vertical and are included in amounts due from affiliates. As of March 31, 2004, the Company’s investment in Vertical is included in marketable equity securities, net (see Note 3 and Note 10).

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2004 and 2003, $1,281 and $4,278, respectively, were due to Tribeca and are included in obligations to affiliates.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc., a wholly-owned subsidiary of Innovative, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contained an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The option to continue was exercised and on January 1, 2004 the Company terminated the sublease. The rental under the sublease was $33,384 annually.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

On January 1, 2004, the Company entered into a verbal agreement with Innovative, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility is sublet for a term of two years ending on December 31, 2005. The Company is in the process of finalizing a written agreement with Innovative. The sublease will contain an annual option to continue the sublease subsequent to December 31, 2005 and a provision for an annual cost-of-living increase. The initial rental under the sublease is $41,066 annually.

On October 10, 2002, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of October 10, 2002, in the form of approximately 1,933,000 shares of its investment in DrugMax, Inc. (“DrugMax”), a publicly traded Company. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder, Chief Executive Officer, and Chairman of the Board of DrugMax and William LaGamba, a principal shareholder of the Company, is also a Director, Chief Operating Officer and President of DrugMax. On November 22, 2002, the Company distributed 1,933,000 shares of DrugMax to its shareholders. The payment rate was .626882 shares of DrugMax common stock for each share of the Company’s common stock held on October 10, 2002. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share. For the years ended March 31, 2004 and 2003, sales of products to subsidiaries of DrugMax were approximately zero and $5,760, respectively. As of March 31, 2004, $1,274 was due from DrugMax and is included in amounts due from affiliates.

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

For the years ended March 31, 2004 and 2003, purchases of products from subsidiaries of Innovative were $698,559 and $164,922, respectively, and sales of products to subsidiaries of Innovative were $2,900 and $3,574, respectively. As of March 31, 2004 and 2003, $242,113 and $29,140, respectively, were due to subsidiaries of Innovative and are included in obligations to affiliates.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the years ended March 31, 2004 and 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were approximately $89,642 and $2,262, respectively, and sales of products to T&L were approximately zero and $37, respectively. For the year ended March 31, 2004, the Company charged T&L fees totaling $1,454 for prescription services provided. The charge is on an hourly basis for services rendered. As of March 31, 2004 and 2003, approximately $5,192 and zero, respectively, were due from T&L and are included in amounts due from affiliates, and $1,898 and zero, respectively, were due to T&L and are included in obligations to affiliates.

For the year ended March 31, 2004, sales of products to Generilean Health Systems, LLC (“GHS”), an affiliate of the Company (see Note 10), were $393.

For the year ended March 31, 2004, sales of products to OTB Products, LLC (“OTB”), an affiliate of the Company, were $11,514. In addition, for the year ended March 31, 2004, the Company charged OTB fees of $37,890 for prescription services provided and $5,856 for consulting services provided. The charges were based on both hourly and monthly rates. OTB is a 50% partner in Generilean, a Florida limited liability company in which the Company is a 50% partner.

In February 2004, the Company issued 260,000 shares of its common stock to William LaGamba, a principal shareholder of the Company, in payment of consulting services provided to the Company during the year ended March 31, 2004, of approximately $79,834, and in full satisfaction of an outstanding obligation to Mr. LaGamba of approximately $50,166, including interest at the rate of 7% per annum, for working capital advances made to the Company.

NOTE 3 – MARKETABLE EQUITY SECURITIES, NET

At March 31, 2004 investments in marketable equity securities, net are summarized as follows.

	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Available for sale equity securities	$3,572,643	$—	$3,806,324

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 3 – MARKETABLE EQUITY SECURITIES, NET (Continued)

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the years ended March 31, 2004 and 2003, the Company realized losses of $102,434 and $21,570, respectively, and no gains from the sale of available for sale equity securities.

NOTE 4 – ACCOUNTS RECEIVABLE, NET

At March 31, 2004 and 2003, accounts receivable, net consist of the following:

	2004	2003
Accounts receivable	$154,230	$52,080
Less allowance for uncollectible accounts	—	(925)

Total	$154,230	$51,155

For the years ended March 31, 2004 and 2003, bad debt expense charged to operations for estimated uncollectible accounts receivable was $42 and $933, respectively, whereas uncollectible accounts receivable written off during the years amounted to $967 and $29, respectively.

NOTE 5 – INVENTORIES

At March 31, 2004 and 2003, inventories, net consist of the following:

	2004	2003
Raw materials	$29,457	$17,679
Work in process	82,909	6,866
Finished goods	96,677	57,417

	209,043	81,962
Less reserve for obsolescence	(19,850)	(56,300)

Total	$189,193	$25,662

NOTE 6 – NOTES RECEIVABLE, NET

At March 31, 2004 and 2003, the balances for notes receivable, net were zero. For the year ended March 31, 2003, bad debt expense charged to operations for uncollectible notes receivable was $1,028,411, associated with a note receivable resulting from the November 2001 sale of a subsidiary of the Company, whereas uncollectible notes receivable written off during the year ended March 31, 2003 amounted to $1,291,143.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2004 and 2003, property, plant and equipment, net consist of the following:

	2004	2003
Land and building	$1,535,212	$1,535,212
Machinery and equipment	23,435	13,697
Furniture, fixtures and equipment	96,005	140,482
Leasehold improvements	1,278	7,456

	1,655,930	1,696,847
Less accumulated depreciation and amortization	(341,531)	(322,542)

Total	$1,314,399	$1,374,305

Depreciation expense charged to operations was $84,534 and $94,307 for the years ended March 31, 2004 and 2003, respectively.

The Company subleases a facility, which serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations (see Note 2).

NOTE 9 – INTANGIBLE ASSETS, NET

At March 31, 2004 and 2003, intangible assets, net consist of the following:

	2004	2003
Lease costs	$—	$500
Loan costs	28,613	28,613
Trademark	2,856	—

	31,469	29,113
Less accumulated amortization	(5,627)	(4,530)

Total	$25,842	$24,583

Amortization expense charged to operations was $1,597 and $1,244 for the years ended March 31, 2004 and 2003, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in Vertical Health Solutions, Inc.

As of March 31, 2002, the Company owned 4.5% of Vertical. Effective June 30, 2002, the Company entered into a Conversion Agreement with Vertical whereby the parties agreed to convert the Company’s notes receivable from Vertical (see Note 2), with a balance of unpaid principal and interest due of $429,846, into 429,846 shares of Series A preferred stock of Vertical. The Company therefore owned approximately 21.0% of Vertical as of June 30, 2002 and the investment was accounted for under the equity method until December 31, 2002. Effective December 31, 2002 the Company’s percentage of ownership in Vertical was reduced from approximately 21.0% to approximately 19.5% upon Vertical’s issuance of additional shares of its Series A preferred stock. Subsequent to December 31, 2002, due to the reduction in the Company’s percentage of ownership, the Company continued to account for this investment under the cost method. At March 31, 2003, the Company’s investment in Vertical amounted $357,902. For the period from April 1, 2002 through December 31, 2002, $47,206 was recorded as the Company’s share of Vertical’s loss.

The results of operations of the Company’s equity-basis affiliate, Vertical, for the nine months ended December 31, 2002, are summarized below:

Condensed Income Statement Information:
Net sales	$1,151,623
Gross profit	512,868
Net loss	(495,683)

Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 179,846 pre-split shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 53,936 pre-split shares of common stock of Vertical.

In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received. Subsequent to the stock split, the Company owned 1,530,820, or approximately 11.2% of Vertical.

On January 15, 2004, Vertical began listing its common stock for trading on the OTC Bulletin Board, under the symbol “VHSL” and the Company began recording its investment in Vertical at its fair market value, and the investment is included in marketable equity securities. Since the investment in Vertical was not accounted for under the equity method during the year ended March 31, 2004, no financial information is provided for such period.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Investment in Tribeca Beverage Company

The Company owns 30%, or 300,000 shares of common stock of Tribeca, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2004 and 2003, zero and $4,278, respectively, were due to Tribeca and are included in obligations to affiliates.

The results of operations of the Company’s equity-basis affiliate, Tribeca, for the twelve months ended March 31, 2004 and 2003, are summarized below:

	2004	2003
Condensed Income Statement Information:
Net sales	$4,207	$50,408
Gross profit	—	23,118
Net loss	(27,467)	(68,040)

Investment in DrugMax, Inc.

The Company accounted for its investment in DrugMax under the equity method until November 22, 2002, at which time the Company distributed all of its remaining investment in DrugMax to its shareholders, which consisted of approximately 1,933,000 shares of DrugMax common stock (see Note 2). For the year ended March 31, 2003, the Company realized a loss on the distribution of this investment in the amount of $1,388,088. For the period from April 1, 2002 through November 21, 2002, $3,490,001 was recorded as the Company’s share of DrugMax’s loss.

The combined results of operations and financial position of the Company’s equity-basis affiliate, DrugMax, for the nine months ended December 31, 2002 are summarized below:

Condensed Income Statement Information:
Net sales	$222,073,763
Gross profit	6,144,490
Net income (loss)	(12,859,887)

On February 15, 2002, the Company received 125,000 shares of DrugMax in exchange for 125,000 new shares of common stock of the Company.

On October 2, 2002, the Company transferred 332,500 shares of its investment in DrugMax upon full execution of a Release And Settlement Agreement. The settlement was agreed upon on March 20, 2002.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 10 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Investment in Generilean Health Systems, LLC

On April 30, 2003, the Company entered into a joint venture agreement with a company to form a Florida limited liability company, Generilean Health Systems, LLC (“Generilean”), to market various products. Under the terms of the agreement, the Company had a 50% ownership and shared profits and losses equally. The Company was required to contribute half of the costs incurred in the initial marketing of the products. The Company accounted for the investment under the equity method. As of March 31, 2004, the investment amounted to zero and for the period from April 30, 2003 through March 31, 2004, $6,500 was recorded as the Company’s share of Generilean’s loss. At this time, Generilean is not actively conducting operations.

NOTE 11 – INCOME TAXES

Income tax expense (benefit) for the years ended March 31, 2004 and 2003 are as follows:

	2004	2003
Current income tax expense (benefit)	$(24,700)	$6,250
Deferred income tax expense (benefit)	(114,279)	(2,424,396)

Income tax expense (benefit)	$(138,979)	$(2,418,146)

Income taxes for the years ended March 31, 2004 and 2003 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

	2004	2003
Computed tax expense at the statutory rate	$(91,630)	$(2,481,300)
Increase (decrease) in taxes resulting from:
State income taxes, net of federal tax benefit	—	—
Receivable and inventory allowances	(13,700)	21,000
Gain on sale of subsidiary	—	(27,000)
Equity in loss of affiliated companies	3,400	1,314,300
Depreciation	11,230	33,800
Distribution of investment stock	—	905,800
Loss on sale of securities	66,000	—
Bad debt expense on note receivable	—	273,000
Unrealized loss on marketable equity securities	—	24,000
Net operating loss utilization	—	(33,260)
Business credits utilization	—	(24,090)

Current income tax expense (benefit)	$(24,700)	$6,250

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 11 – INCOME TAXES (Continued)

Temporary differences that give rise to deferred tax assets and liabilities:

	2004	2003
Deferred tax assets:
Bad debts	$—	$350
Inventories	7,500	21,200
Net operating loss carryforward	110,400	44,000
Unrealized losses on marketable equity securities	—	24,800
Depreciation	38,500	34,500
Investment in unconsolidated subsidiary	—	27,000

Gross deferred tax assets	156,400	151,850
Less valuation allowance	—	(151,850)

	$156,400	$—

Deferred tax liabilities:
Unrealized gain on marketable equity securities	$1,345,700	$—

Gross deferred tax liability	$1,345,700	$—

Net increase (decrease) in valuation allowance	$(151,850)	$—

As of March 31, 2004 and 2003, the Company had an accrued income tax liability of zero and $5,746, respectively and a net deferred income tax liability of $1,189,300 and zero, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities. The Company has net operating losses that expire through March 31, 2013.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 12 – LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2004 and 2003:

	2004	2003
Note payable collateralized by real property, due in monthly payments of approximately $6,483, including interest at prime (5.00% at March 31, 2004 and 2003) plus 2.25% through October 2024. The note is guaranteed by the Company’s Chairman.	$831,891	$847,912
Capitalized lease obligations for equipment, due in monthly principal and interest payments of approximately $1,813 through 2004.	—	11,710
Other	8,623	8,623

	840,514	868,245
Less current maturities	27,023	36,533

Total	$813,491	$831,712

At March 31, 2004, aggregate maturities of long-term obligations are as follows:

Year Ending March 31,
2005	$27,023
2006	16,021
2007	16,021
2008	16,021
2009	16,021
Thereafter	749,407

Total	$840,514

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2008. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2004:

Year Ending March 31,
2005	$58,124
2006	54,003
2007	8,179
2008	1,363
2009	—
Thereafter	—

$121,669

Total rent expense for the years ended March 31, 2004 and 2003 was approximately $52,736 and $52,202, respectively.

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

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2004 should have a material adverse impact on its financial condition or results of operations.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 14 – STOCK OPTIONS

The Company’s Stock Option Plan (“SOP”) was adopted in March 1999 to provide for the grant to employees up to 6,000,000 incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The SOP, which is administered by the Company’s Board of Directors, is intended to provide incentives to directors, officers, and other key employees and enhance the Company’s ability to attract and retain qualified employees. Stock options are granted for the purchase of common stock at a price not less than the 100% of fair market value of the Company’s common stock on the date of the grant (110% for holders of more than 10% of the total combined voting power of all classes of capital stock then outstanding).

On January 23, 2004, the Board of Directors of the Company approved the issuance of options to members of the Company’s Board of Directors, to purchase 205,000 shares of Company common stock, of which 75,000 shares are at an exercise price of $1.10 per share and of which 130,000 shares are at an exercise price of $1.00 per share. In addition, in January 2004, the Board of Directors of the Company approved the retroactive issuance of options to its members, for the purchase of 700,000 (125,000 pre-split) shares of Company common stock, of which 300,000 (75,000 pre-split) shares are at an exercise price of $0.17875 ($0.715 pre-split) per share and of which 400,000 (100,000 pre-split) shares are at an exercise price of $0.1625 ($0.65 pre-split) per share, with a grant date of December 20, 2002.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2004	2003
Risk-free interest rate	3.06%	2.93%
Dividend yield	—	—
Volatility	250%	250%
Average expected term	5 years	5 years

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 14 – STOCK OPTIONS (Continued)

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2004 and 2003:

	2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	700,000	$.17	—	$—
Granted	205,000	1.04	700,000.17
Exercised	—	—	—	—
Expired and forfeited	—	—	—	—

Outstanding, end of year	905,000	$.37	700,000	$.17

Options vested, end of year	233,324	$.17	—	$—

Weighted average fair value of options granted during the years ended March 31, 2004 and 2003		$.995		$.16

As of March 31, 2004, there were 905,000 options outstanding. As of March 31, 2003, there were 700,000 (125,000 pre-split) options outstanding. Options outstanding and exercisable under the plan as of March 31, 2004 were:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
$ .16 - $1.10	905,000	$.37	8.20	233,324	$.17

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 14 – STOCK OPTIONS (Continued)

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

	2004	2003
Net income (loss):
As reported	$(108,671)	$(4,291,589)

Pro forma	$(177,082)	$(4,291,589)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$(0.01)	$(0.35)

Pro forma	$(0.01)	$(0.35)

Diluted income (loss) per share:
As reported	$(0.01)	$(0.35)

Pro forma	$(0.01)	$(0.35)

NOTE 15 – SHAREHOLDERS’ EQUITY

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

In May 2002, the Company issued 80,000 (20,000 pre-split) shares of common stock of the Company in exchange for 20,000 shares of Series B 6% Cumulative Convertible Preferred stock of the Company, which shares were issued in conjunction with a private placement undertaken in 1998.

In September 2002, the Company issued 42,936 (10,734 pre-split) shares of common stock of the Company in payment of $16,101 of accrued preferred share dividends.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 15 – SHAREHOLDERS’ EQUITY (Continued)

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

In February 2004, the Company issued 260,000 shares of its common stock to William LaGamba, a principal shareholder of the Company, in payment of consulting services provided to the Company during the year ended March 31, 2004, of approximately $79,834, and in full satisfaction of an outstanding obligation to Mr. LaGamba of approximately $50,166, including interest at the rate of 7% per annum, for working capital advances made to the Company.

In February 2004, the Company issued 100,000 shares of its common stock to a consultant in payment of $50,000 for consulting services provided to the Company.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 16 – EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	2004	2003
Numerator:
Net income (loss)	$(108,671)	$(4,291,589)
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	$(108,671)	$(4,291,589)

Denominator:
Weighted average shares outstanding	12,387,611	12,300,228
Effect of dilutive securities:
Employee stock options	—	—
Series A Convertible Preferred Stock	—	—
Series B Cumulative Convertible Preferred Stock	—	—

Weighted average fully diluted shares outstanding	12,387,611	12,300,228

Net earnings (loss) per common share –
Basic and diluted	$(0.01)	$(0.35)

NOTE 17 – CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended March 31, 2004, three customers represented approximately 35% on consolidated revenue. For the year ended March 31, 2003, two customers represented approximately 26% of consolidated revenue. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At March 31, 2004, the Company had cash deposits in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 18 – FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For the years ended March 31, 2004 and 2003, the Company had two industry segments: Distribution and Prescription Services. The channels of distribution include health food, drug, convenience and mass-market stores, and direct marketing through distributors, infomercials, catalog sales, direct mail and through use of the internet throughout the United States. The Company has a distribution center located in Largo, Florida.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 18 – FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (Continued)

The following shows revenues, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2004 and 2003.

	2004	2003
Revenues
Distribution	$1,677,405	$822,077
Prescription Services	215,134	8,359

	$1,892,539	$830,436

Intersegment sales	$—	$—

Gross profit
Distribution	$908,551	$399,871
Prescription Services	41,435	1,046

	$949,986	$400,917

Operating income (loss)
Distribution	$229,304	$(74,510)
Prescription Services	(23,222)	(8,657)

	$206,082	$(83,167)

Assets
Distribution	$597,537	$201,862
Prescription Services	2,142,421	8,642
Corporate	3,125,189	1,799,250

	$5,865,147	$2,009,754

NOTE 19 – SUBSEQUENT EVENTS

On June 14, 2004, the Board of Directors of the Company approved the declaration of a dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical Health Solutions, Inc., which the Company owns. The payment date is July 15, 2004.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

NOTE 19 – SUBSEQUENT EVENTS (Continued)

In June 2004, the Company entered into a Proposal Letter with an institutional investor, pursuant to which such investor will purchase a $6,000,000 convertible note from the Company. The closing is subject to various terms and conditions including negotiations of definitive agreements between the investor and the Company.