Form 10QSB
period 2004-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2004-08-16
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 12, 2004 was 12,774,834.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$61,174	$219,119
Marketable equity securities, net	4,227,286	3,806,324
Accounts receivable, net	88,157	154,230
Inventories, net	270,744	189,193
Prepaid expenses	46,802	43,468
Deferred consulting fees	247,500	—
Other current assets	51,662	56,345
Due from affiliates	153	10,605
Note receivable from affiliate	41,241	40,481

Total current assets	5,034,719	4,519,765

Property, plant and equipment, net	1,300,016	1,314,399

Intangible assets, net	25,413	25,842
Other assets	4,491	5,141

Total assets	$6,364,639	$5,865,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$209,835	$126,086
Other payables	73,518	95,413
Current portion of long-term obligations	25,619	27,023
Accrued expenses	154,088	68,411
Obligations to affiliates	150,047	245,292
Note payable	—	13,043

Total current liabilities	613,107	575,268

Deferred income taxes	1,340,846	1,189,300
Long-term obligations, less current portion	810,328	813,491

Total liabilities	2,764,281	2,578,059

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 12,774,834 shares issued and outstanding	127,748	127,748
Additional paid-in capital	2,941,568	2,671,568
Retained earnings (deficit)	(2,024,866)	(1,798,719)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	2,555,908	2,286,491

Total shareholders’ equity	3,600,358	3,287,088

Total liabilities and shareholders’ equity	$6,364,639	$5,865,147

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Revenues:
Distribution	$241,267	$195,129
Prescription services	36,532	77,075

Total revenues	277,799	272,204

Cost of goods sold:
Distribution	123,601	80,611
Prescription services	30,536	54,307

Total cost of goods sold	154,137	134,918

Gross profit:
Distribution	117,666	114,518
Prescription services	5,996	22,768

Total gross profit	123,662	137,286

Operating expenses:
Selling, general and administrative expenses	371,804	225,926
Amortization expense	429	311
Depreciation expense	18,152	22,066

Total operating expenses	390,385	248,303

Operating loss before other income and expense	(266,723)	(111,017)

Other income (expense):
Interest income	773	767
Other income and expenses, net	55,047	94,421
Losses on marketable equity securities, net	—	(102,434)
Equity in income (loss) of affiliated companies	—	(2,246)
Interest expense	(15,244)	(16,694)

Total other income (expense)	40,576	(26,186)

Loss before income taxes	(226,147)	(137,203)

Income tax expense (benefit)	—	(37,045)

Net loss	(226,147)	(100,158)

Preferred stock dividends	—	—

Net loss available to common shareholders	$(226,147)	$(100,158)

Basic and diluted loss per share	$(0.02)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	12,774,834	12,331,500

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2004 (Audited)	—	$—	—	$—	12,774,834	$127,748	$2,671,568	$(1,798,719)	$2,286,491	$3,287,088

COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(226,147)		(226,147)
Unrealized gains (losses) on marketable equity securities (net of tax of $151,546)	—	—	—	—	—	—	—	—	269,417	269,417

Comprehensive income (loss)										43,270
Issuance of 300,000 common stock warrants for consulting services	—	—	—	—	—	—	270,000	—		270,000

Balances at June 30, 2004 (Unaudited)	—	$—	—	$—	12,774,834	$127,748	$2,941,568	$(2,024,866)	$2,555,908	$3,600,358

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(226,147)	$(100,158)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,581	22,377
Amortization of deferred consulting fees	22,500	—
Equity in (income) loss of affiliated companies	—	2,246
Losses on sales of marketable equity securities, net of effect of deferred income taxes	—	65,389
Changes in operating assets and liabilities:
Accounts receivable	66,073	(37,754)
Inventories	(81,551)	4,684
Due to/from affiliates, net	(85,552)	(23,242)
Prepaid expenses	(3,334)	20,979
Other current assets	4,683	296
Other assets	650	(272)
Accounts payable	83,749	3,879
Other payables	(21,895)	(5,195)
Accrued expenses	85,677	3,733

Net cash used in operating activities	(136,566)	(43,038)

Cash flows from investing activities:
Purchases of property and equipment	(3,769)	(2,995)
Redemption of certificate of deposit	—	45,917
Purchase of investment	—	(3,750)
Proceeds from sale of marketable equity securities	—	4,781

Net cash provided by (used in) investing activities	(3,769)	43,953

Cash flows from financing activities:
Payments of long-term obligations	(17,610)	(20,387)
Proceeds from issuance of related party obligations	—	47,819

Net cash provided by (used in) financing activities	(17,610)	27,432

Net increase (decrease) in cash	(157,945)	28,347

Cash and cash equivalents at beginning of period	219,119	23,914

Cash and cash equivalents at end of period	$61,174	$52,261

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,093	$16,793

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Issuance of common stock warrants for consulting services	$270,000	$—

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2004.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three months ended June 30, 2003 to conform to the presentation as of and for the three months ended June 30, 2004.

Restatements

The financial statements as of and for the three months ended June 30, 2003 have been restated, and unless otherwise noted, all information presented has been adjusted to retroactively reflect the four-for-one forward split of the Company’s common stock in August 2003.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three months ended June 30, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc. (“Pharma FL”), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, and Pharma Labs Rx, Inc. (“Pharma NV”). Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three months ended June 30, 2003 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. (“Online”) and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss on the investment.

On April 30, 2003, the Company entered into a joint venture agreement with a company to form a Florida limited liability company, Generilean Health Systems, LLC (“Generilean”), to market various products. Under the terms of the agreement, the Company had a 50% ownership and shared profits and losses equally. The Company was required to contribute half of the costs incurred in the initial marketing of the products. The Company accounted for the investment under the equity method of accounting until March 31, 2004, at which time, the investment amounted to zero and the operations of the joint venture were discontinued. As of June 30, 2003, the investment on the records of the Company and the operations of the joint venture were not material.

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

The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a condensed consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of June 30, 2004:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$(420,963)	$151,546	$(269,417)

Other comprehensive income	$(420,963)	$151,546	$(269,417)

Stock Warrants

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. At June 30, 2004 and 2003, the Company had outstanding warrants to purchase 300,000 and zero shares of the Company’s common stock, respectively, at prices ranging from $1.50 to $2.50. The warrants become exercisable in June 2005 and expire at various dates through June 2008.

Stock Options

The Company has adopted only the disclosure provision of SFAS No. 123, “Accounting for Stock Based Compensation”, as it relates to employee awards. Accounting Principles Board Opinion No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The pro forma net earnings (loss) per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$(226,147)	$(100,158)

Pro forma	$(233,921)	$(117,261)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$(0.02)	$(0.01)

Pro forma	$(0.02)	$(0.01)

Diluted income (loss) per share:
As reported	$(0.02)	$(0.01)

Pro forma	$(0.02)	$(0.01)

NOTE E-SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three months ended June 30, 2004 and 2003, the Company had two industry segments: Distribution and Prescription Services. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three months ended June 30, 2004 and 2003:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Revenues:
Distribution	$241,267	$195,129
Prescription services	36,532	77,075
Intersegment sales	—	—
Gross profit:
Distribution	117,666	114,518
Prescription services	5,996	22,768
Operating income (loss):
Distribution	(101,444)	5,999
Prescription services	(3,948)	(368)

	As of June 30, 2004	As of June 30, 2003
	(Unaudited)	(Unaudited)
Assets:
Distribution	$460,749	$214,972
Prescription services	1,957,504	14,723
Corporate	3,946,386	2,790,449

NOTE F-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The Company has a current and deferred tax liability recorded as of June 30, 2004 of zero and $1,340,846, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE G-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with Geopharma, Inc. (“Geopharma”), formerly Innovative Companies, Inc., an affiliate of the Company, whereby Geopharma agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as Geopharma’s corporate headquarters and also serves as part of Geopharma’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, is also a principal shareholder, and Chairman of the Board of Geopharma. As of June 30, 2004, the Company’s investment in Geopharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

For the three months ended June 30, 2004 and 2003, the Company charged Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company, consulting fees totaling $2,000 and $1,215, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of June 30, 2004 and 2003, zero and $6,360, respectively, were due from Vertical and are included in amounts due from affiliates. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. As of June 30, 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss in the investment. As of June 30, 2004, $1 was due from Tribeca and is included in amounts due from affiliates. As of June 30, 2003, $2,878 was due to Tribeca and is included in obligations to affiliates.

On January 1, 2004, the Company entered into a verbal agreement with Geopharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility is sublet for a term of two years ending on December 31, 2005. The Company is in the process of finalizing a written agreement with Geopharma. The sublease will contain an annual option to continue the sublease subsequent to December 31, 2005 and a provision for an annual cost-of-living increase. The initial rental under the sublease is $41,066 annually.

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

For the three months ended June 30, 2004 and 2003, purchases of products from subsidiaries of Geopharma were $136,932 and $50,949, respectively. There were no sales of products to subsidiaries of Geopharma for the three months ended June 30, 2004 and 2003. As of June 30, 2004 and 2003, $138 and $191, respectively, were due from Geopharma and are included in amounts due from affiliates, and $147,560 and $49,643, respectively, were due to subsidiaries of Geopharma and are included in obligations to affiliates.

Research and development is primarily contracted through Geopharma, and product nutritional information, as well as product label requirements, are prepared by Geopharma’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the three months ended June 30, 2004 and 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were zero and $22,113, respectively. There were no sales of products to T&L for the three months ended June 30, 2004 and 2003. As of June 30, 2004 and 2003, $2,471 and 4,117, respectively, were due to T&L and are included in obligations to affiliates.

NOTE H-SUBSEQUENT EVENTS

On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.2 million shares of Vertical Health Solutions, Inc., a Florida corporation, which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one (1) share of Vertical common stock for each ten (10) shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.2 million shares of Vertical Health Solutions, Inc. common stock to its shareholders.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Revenues. The Company generated total revenues of $277,799 for the three months ended June 30, 2004, an increase of $5,595 or 2.1%, compared to $272,204 for the three months ended June 30, 2003. Distribution revenues increased $46,138 or 23.6% to $241,267 for the three months ended June 30, 2004, compared to $195,129 for the three months ended June 30, 2003.

The increase was primarily attributable to increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. Prescription services revenues decreased $40,543 or 52.6% to $36,532 for the three months ended June 30, 2004, from $77,075 for the three months ended June 30, 2003. The decrease was primarily attributable to a change in the mix of prescription services provided due to an increase in governmental regulations.

Gross profit. The Company achieved total gross profit of $123,662 for the three months ended June 30, 2004, a decrease of $13,624 or 9.9%, compared to $137,286 for the three months ended June 30, 2003. Total gross margins, as a percentage of revenues, decreased from 50.4% for the three months ended June 30, 2003 to 44.5% for the three months ended June 30, 2004. Distribution gross profit increased $3,148 or 2.7%, to $117,666 for the three months ended June 30, 2004, compared to $114,518 for the three months ended June 30, 2003. The increase was primarily attributable to an increase in the Company’s customer base, and was partially offset by a change in the Company’s mix of sales, due to increased sales of products that yield a lower gross margin. Prescription services gross profit decreased $16,772 or 73.7%, to $5,996 for the three months ended June 30, 2004, compared to $22,768 for the three months ended June 30, 2003. The decrease was primarily attributable to the decrease in prescription services revenue, as well as an increase in direct labor costs.

Operating expenses. The Company incurred operating expenses of $390,385 for the three months ended June 30, 2004, compared to $248,303 for the three months ended June 30, 2003. For the three months ended June 30, 2004, these expenses include various administrative, sales, marketing and other direct operating expenses of $371,804, and depreciation and amortization expenses of $18,581, compared to $225,926 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $22,377 for the three months ended June 30, 2003.

Operating expenses, excluding amortization expense and depreciation expense increased to 133.8% of revenues for the three months ended June 30, 2004, from 83.0% of revenues for the three months ended June 30, 2003. The increase in operating expenses as a percentage of revenues was primarily attributable to an increase in advertising and promotional expenses, consulting fees, legal fees, public relations fees, salary and payroll expenses, rent, and insurance expenses, and was partially offset by a decrease in director fees, tradeshow and web site expenses.

Interest income. Interest income was $773 for the three months ended June 30, 2004, compared to $767 for the three months ended June 30, 2003.

Interest expense. Interest expense was $15,244 for the three months ended June 30, 2004, compared to $16,694 for the three months ended June 30, 2003. The decrease in interest expense was primarily a result of a decrease in the Company’s outstanding obligations.

Income taxes. As of June 30, 2004, the Company had no accrued income tax liability and an estimated deferred income tax liability of $1,340,846, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of June 30, 2003, the Company had an accrued income tax liability of $5,746 and a deferred income tax liability of $356,984. The deferred income tax liability was primarily associated with unrealized gains on marketable equity securities. During the three months ended June 30, 2003, the Company recorded income tax benefit of $37,045, associated with the reversal of unrealized losses on marketable equity securities.

Net loss per share. Net loss per share was $0.02 for the three months ended June 30, 2004, compared to net loss per share of $0.01 for the three months ended June 30, 2003. The increase in net loss per share for the three months ended June 30, 2004, compared to the three months ended June 30, 2003, was primarily a result of an increase in the Company’s operating loss before other income and expense of $155,706, and a decrease in other income and expenses, net, of $39,374, partially offset by the absence of losses on marketable equity securities, net, of $102,434, and the absence of equity in loss of affiliated companies of $2,246.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $4,421,612 and $3,944,497, respectively, at June 30, 2004 and March 31, 2004.

Net cash used in operating activities was $136,566 for the three months ended June 30, 2004, as compared to net cash used in operating activities of $43,038 for the three months ended June 30, 2003. The usage of cash was primarily attributable to an increase in inventories of $81,551, an increase in amounts due to/from affiliates, net, of $85,552, an increase in prepaid expenses of $3,334 and a decrease in other payables of $21,895, partially offset by a decrease in accounts receivable of $66,073, a decrease in other current assets of $4,683, a decrease in other assets of $650, an increase in accounts payable of $83,749 and an increase in accrued expenses of $85,677.

Net cash used in investing activities was $3,769, representing the purchase of property and equipment.

Net cash used in financing activities was $17,610, representing payments of long-term obligations.

At June 30, 2004, the Company had $61,174 in cash and cash equivalents, as compared to $52,261 at June 30, 2003.

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

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. At June 30, 2004 and 2003, the Company had outstanding warrants to purchase 300,000 and zero shares of the Company’s common stock, respectively, at prices ranging from $1.50 to $2.50. The warrants become exercisable in June 2005 and expire at various dates through June 2008.

Item 3. CONTROLS AND PROCEDURES.

As of June 30, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2004.

Item 5. OTHER INFORMATION.

On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.2 million shares of Vertical Health Solutions, Inc. (“Vertical”), a Florida corporation, which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one (1) share of Vertical common stock for each ten (10) shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.2 million shares of Vertical Health Solutions, Inc. common stock to its shareholders.

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

During the three month period ending June 30, 2004, the Company filed no reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: August 16, 2004	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive
Officer and President

Date: August 16, 2004	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer