Form 10QSB
period 2004-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2004-11-15
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 12, 2004 was 12,774,834.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$37,063	$219,119
Cash in escrow	5,884,604	—
Marketable equity securities, net	1,628,573	3,806,324
Accounts receivable, net	107,416	154,230
Inventories, net	270,697	189,193
Prepaid expenses	123,767	43,468
Deferred consulting fees	180,000	—
Other current assets	2,275	56,345
Due from affiliates	3,795	10,605
Note receivable from affiliate	42,009	40,481

Total current assets	8,280,199	4,519,765

Property, plant and equipment, net	1,281,959	1,314,399

Intangible assets, net	324,007	25,842
Other assets	4,491	5,141

Total assets	$9,890,656	$5,865,147

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,368	$126,086
Other payables	63,800	95,413
Current portion of long-term obligations	865,241	27,023
Accrued expenses	152,562	68,411
Accrued income taxes	221,203	—
Obligations to affiliates	215,900	245,292
Note payable	41,446	13,043
Notes payable to related parties	150,000	—

Total current liabilities	2,089,520	575,268

Deferred income taxes	471,194	1,189,300
Long-term obligations, less current portion	2,489,375	813,491

Total liabilities	5,050,089	2,578,059

Commitments and contingencies

Shareholders’ equity:
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized; 12,774,834 shares issued and outstanding	127,748	127,748
Additional paid-in capital	4,888,614	2,671,568
Retained earnings (deficit)	(1,185,655)	(1,798,719)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	1,009,860	2,286,491

Total shareholders’ equity	4,840,567	3,287,088

Total liabilities and shareholders’ equity	$9,890,656	$5,865,147

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Distribution	$397,034	$317,384	$638,301	$512,514
Prescription services	34,365	22,185	70,897	99,260

Total revenues	431,399	339,569	709,198	611,774

Cost of goods sold:
Distribution	238,113	121,287	361,715	201,899
Prescription services	32,279	14,373	62,815	68,680

Total cost of goods sold	270,392	135,660	424,530	270,579

Gross profit:
Distribution	158,921	196,097	276,586	310,615
Prescription services	2,086	7,812	8,082	30,580

Total gross profit	161,007	203,909	284,668	341,195

Operating expenses:
Selling, general and administrative expenses	390,024	244,449	761,826	470,375
Amortization expense	8,973	406	9,402	717
Depreciation expense	18,057	22,093	36,209	44,158

Total operating expenses	417,054	266,948	807,437	515,250

Operating loss before other income and expense	(256,047)	(63,039)	(522,769)	(174,055)

Other income (expense):
Interest income	884	768	1,656	1,535
Other income and expenses, net	36,151	64,877	91,199	159,298
Gain on distribution of investment	1,349,966	—	1,349,966	—
Losses on marketable equity securities, net	—	—	—	(102,434)
Equity in income (loss) of affiliated companies	—	(2,930)	—	(5,177)
Interest expense	(20,540)	(15,188)	(35,785)	(31,882)

Total other income (expense)	1,366,461	47,527	1,407,036	21,340

Income (loss) before income taxes	1,110,414	(15,512)	884,267	(152,715)

Income tax expense (benefit)	271,203	(5,082)	271,203	(42,127)

Net income (loss)	839,211	(10,430)	613,064	(110,588)

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$839,211	$(10,430)	$613,064	$(110,588)

Basic income (loss) per share	$0.07	$—	$0.05	$(0.01)

Basic weighted average number of common shares outstanding	12,774,834	12,331,500	12,774,834	12,331,500

Diluted income (loss) per share	$0.06	$—	$0.04	$(0.01)

Diluted weighted average number of common shares outstanding	14,067,244	12,331,500	13,920,499	12,331,500

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
									Unrealized Gains (Losses) on Securities

	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2004 (Audited)	—	$—	—	$—	12,774,834	$127,748	$2,671,568	$(1,798,719)	$2,286,491	$3,287,088
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	613,064		613,064
Unrealized gains (losses) on marketable equity securities (net of tax of $718,105)	—	—	—	—	—	—	—	—	(1,276,631)	(1,276,631)

Comprehensive income (loss)										(663,567)
Issuance of 300,000 common stock warrants for consulting services	—	—	—	—	—	—	270,000	—		270,000
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	—	—	—	—	—	—	(1,532,979)	—		(1,532,979)
Issuance of 1,375,000 common stock warrants associated with $6 million funding	—	—	—	—	—	—	3,480,025	—		3,480,025

Balances at September 30, 2004 (Unaudited)	—	$—	—	$—	12,774,834	$127,748	$4,888,614	$(1,185,655)	$1,009,860	$4,840,567

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$613,064	$(110,588)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	45,611	44,875
Amortization of deferred consulting fees	90,000	—
Amortization of debt discount to interest expense	3,178	—
Equity in (income) loss of affiliated companies	—	5,177
Gain on distribution of marketable equity securities	(1,349,966)	—
Losses on sales of marketable equity securities, net of effect of deferred income taxes	—	65,389
Changes in operating assets and liabilities:		—
Accounts receivable	46,814	(72,102)
Inventories	(81,504)	(24,785)
Due to/from affiliates, net	(24,109)	21,804
Prepaid expenses	(38,853)	(37,441)
Other current assets	4,070	67
Other assets	650	3,915
Accounts payable	253,282	16,068
Other payables	(31,613)	370
Accrued expenses	84,151	10,828
Accrued income taxes	271,203	(5,746)

Net cash used in operating activities	(114,022)	(82,169)

Cash flows from investing activities:
Purchases of property and equipment	(3,769)	(2,995)
Redemption of certificate of deposit	—	45,917
Purchase of investment	—	(6,500)
Proceeds from sale of marketable equity securities	—	4,781
Purchase of trademark	—	(2,856)

Net cash provided by (used in) investing activities	(3,769)	38,347

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	5,734,500	38,206
Payments of long-term obligations	(9,051)	(30,542)
Payments of short-term obligations	(13,043)	—
Payments of loan costs	(42,067)	—
Proceeds from issuance of related party obligations	150,000	47,819

Net cash provided by financing activities	5,820,339	55,483

Net increase in cash	5,702,548	11,661

Cash at beginning of period	219,119	23,914

Cash at end of period	$5,921,667	$35,575

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Six Months Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,257	$31,608

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash financing activities:
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	$1,532,979	$—

Issuance of common stock warrants for funding	$3,480,025	$—

Payment of loan costs for the issuance of long-term obligations	$265,500	$—

Issuance of common stock warrants for consulting services	$270,000	$—

Issuance of short-term obligation for prepaid expenses	$41,446	$—

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2004 AND 2003 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2004.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and six months ended September 30, 2003 to conform to the presentation as of and for the three and six months ended September 30, 2004.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc. (“Pharma FL”), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, and Pharma Labs Rx, Inc. (“Pharma NV”). Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2003 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. (“Online”) and its subsidiary Dynamic Financial Consultants, LLC, and Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE D-LONG-TERM OBLIGATIONS

On September 30, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., whereby the Company completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of Company common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004.

The convertible note accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate on the convertible note is subject to possible downward adjustment as follows:

- the interest rate will be decreased by 1.0% (or 100 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price prior to an effective registration statement covering the shares of common stock underlying the convertible notes and warrants; and

- the interest rate will be decreased by 2.0% (or 200 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price after an effective registration statement covering the shares of common stock underlying the convertible notes and warrants, however, the interest rate cannot drop below 0%.

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction.

The convertible note may be prepaid by the Company in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. 115% of the full principal amount of the convertible note is due upon default under the terms of convertible note. In addition, the Company has granted the investor a security interest in substantially all of the Company’s assets and intellectual property, as well as registration rights.

The warrants are exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of the Company’s common stock for the 10 trading days immediately prior to the execution date). The warrants are exercisable on a cashless basis. In the event that the warrants are exercised on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement.

Due to the convertible nature of the note, the Company recorded a charge of $2,066,667 due to the beneficial conversion feature, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the life of the note. The Company allocated $1,413,358 of the aggregate proceeds from the note to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and is amortizing the discount to interest expense over the life of the note. The amount amortized to interest expense for the three and six months ended September 30, 2004 was $3,178.

The Company’s obligations under the Security Agreement, Securities Purchase Agreement and the Note are secured by a first priority lien on all of the Company’s assets and all future assets acquired, including a pledge by the Company of shares representing 100% of the Company’s share capital of GeoPharma, Inc. and DrugMax, Inc., and a put option on the pledged shares of GeoPharma, Inc. and DrugMax, Inc. at $6.00 and $4.00 per share, respectively.

NOTE E–SHAREHOLDERS’ EQUITY

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

The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a condensed consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of September 30, 2004:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$1,994,736	$(718,105)	$1,276,631

Other comprehensive income	$1,994,736	$(718,105)	$1,276,631

Stock Warrants

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note (see Note D). At September 30, 2004 and 2003, the Company had outstanding warrants to purchase 1,675,000 and zero shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the Securities Purchase Agreement, and they expire in September 2009.

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

	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$613,064	$(110,588)

Pro forma	$605,290	$(127,691)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.05	$(0.01)

Pro forma	$0.05	$(0.01)

Diluted income (loss) per share:
As reported	$0.04	$(0.01)

Pro forma	$0.04	$(0.01)

NOTE F-SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and six months ended September 30, 2004 and 2003, the Company had two industry segments: Distribution and Prescription Services. In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Distribution	$397,034	$317,384	$638,301	$512,514
Prescription services	34,365	22,185	70,897	99,260
Intersegment sales	—	—	—	—
Gross profit:
Distribution	158,921	196,097	276,586	310,615
Prescription services	2,086	7,812	8,082	30,580
Operating income (loss):
Distribution	(28,577)	58,765	(130,020)	64,765
Prescription services	(19,803)	(5,243)	(23,752)	(5,612)

	As of September 30, 2004	As of September 30, 2003
	(Unaudited)	(Unaudited)
Assets:
Distribution	$506,776	$324,677
Prescription services	12,294	14,187
Corporate	9,371,586	2,720,291

NOTE G-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The Company has a current and deferred tax liability recorded as of September 30, 2004 of $221,203 and $471,194, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE H-EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Six Months Ended September 30, 2004	Six Months Ended September 30, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$839,211	$(10,430)	$613,064	$(110,588)
Less preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$839,211	$(10,430)	$613,064	$(110,588)

Denominator:
Weighted average basic shares outstanding	12,774,834	12,331,500	12,774,834	12,331,500
Stock options	905,000	—	905,000	—
Warrants	314,946	—	204,235	—
Convertible note	72,464	—	36,430	—

Weighted average fully diluted shares outstanding	14,067,244	12,331,500	13,920,499	12,331,500

NOTE I-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), formerly Innovative Companies, Inc., an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, is also a principal shareholder, and Chairman of the Board of GeoPharma. On October 25, 2004, the lease was subsequently terminated upon the Company’s sale of the building to GeoPharma for $1,925,000 in cash. The purchase price was determined by an independent, third-party appraisal. As of September 30, 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

For the three and six months ended September 30, 2004 and 2003, the Company charged Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company, consulting fees totaling $3,213 and $5,213, and $1,212 and $2,975, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of September 30, 2004 and 2003, $3,538 and $8,123, respectively, were due from Vertical and are included in amounts due from affiliates. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. As of September 30, 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss in the investment. As of September 30, 2004, $4 was due from Tribeca and is included in amounts due from affiliates. As of September 30, 2003, $1,524 was due to Tribeca and is included in obligations to affiliates.

On January 1, 2004, the Company entered into a verbal agreement with GeoPharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility is sublet for a term of two years ending on December 31, 2005. The sublease contains an annual option to continue the sublease subsequent to December 31, 2005 and a provision for an annual cost-of-living increase. The initial rental under the sublease is $41,066 annually.

On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical Health Solutions, Inc., a Florida corporation, which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one (1) share of Vertical common stock for each ten (10) shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical Health Solutions, Inc. common stock to its shareholders. This resulted in a gain of $1,359,966 to the Company.

On July 28, 2004, the Company issued a promissory note payable to an affiliate of the Chairman of the Company, in the principal amount of $50,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 7, 2004, the Company issued a promissory note payable to the Company’s Chairman, in the principal amount of $100,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

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

For the three and six months ended September 30, 2004 and 2003, purchases of products from subsidiaries of GeoPharma were $165,153 and $302,084, and $114,754 and $165,703, respectively. There were no sales of products to subsidiaries of GeoPharma for the three and six months ended September 30, 2004. For the three and six months ended September 30, 2003, sales of products to subsidiaries of GeoPharma were $500. As of September 30, 2004 and 2003, zero and $206, respectively, were due from GeoPharma and are included in amounts due from affiliates, and $213,408 and $101,214, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates.

Research and development is primarily contracted through GeoPharma, and product nutritional information, as well as product label requirements, are prepared by GeoPharma’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the three and six months ended September 30, 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were zero and $1,126, respectively. There were no sales to or purchases of products from T&L for the three and six months ended September 30, 2004. As of September 30, 2004 and 2003, $2,471 and $2,073, respectively, were due to T&L and are included in obligations to affiliates.

NOTE J-SUBSEQUENT EVENTS

Effective October 1, 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc., a Pennsylvania corporation (“BOSS”).

The above was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS (the “Shares”). The consideration paid by the Company for the Shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement was $5,500,000.00 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In addition, at closing, the Company paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt.

BOSS is engaged in developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, vitamins, health food and nutritional products, soft goods and other related products. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire BOSS to further certain of its business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for the Company.

On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. The exercise prices range from $1.25 to $1.50. Upon execution of the agreement, 25% vest and then subsequent vesting is at 25% per quarter.

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held at the Company’s corporate headquarters at 6911 Bryan Dairy Road, Suite 210, Largo, Florida 33777. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005.

On October 22, 2004 a Special Meeting of Stockholders of the Company was held at the Company’s corporate headquarters. At the meeting, a minimum of 81% of all of the shareholders of record of the Company’s common stock, at the close of business on September 20, 2004, voted to approve the amendment to the Company’s articles of incorporation to (a) increase the authorized number of shares of common stock from 20,000,000 shares to 45,000,000 shares, and (b) to change the quorum requirements for various stockholder actions from 75% of the holders of outstanding shares of the Company’s common stock to the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock then entitled to vote.

On October 25, 2004, the Company filed the Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc. to accomplish the above.

On October 25, 2004, the Company sold its 33,222 square foot building located at 6950 Bryan Dairy Road, Largo, Florida to GeoPharma for $1,925,000 in cash. The purchase price was determined by an independent, third-party appraisal. The Company was previously leasing the facility to GeoPharma pursuant to a ten year triple-net lease that would have expired in September 2009.

On October 29, 2004, the Company filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the Company’s common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. The registration statement is subject to completion.

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

Results of Operations

Three And Six Months Ended September 30, 2004 Compared To Three And Six Months Ended September 30, 2003

Revenues. The Company generated total revenues of $431,399 and $709,198, respectively, for the three and six months ended September 30, 2004, an increase of $91,830 or 27.0% and $97,424 or 15.9%, compared to $339,569 and $611,774, respectively, for the three and six months ended September 30, 2003. Distribution revenues increased $79,650 or 25.1% and $125,787 or 24.5%, to $397,034 and $638,301, respectively, for the three and six months ended September 30, 2004, compared to $317,384 and $512,514, respectively, for the three and six months ended September 30, 2003. The increase was primarily attributable to increased revenues from existing customers, with the introduction of new products, as well as increased revenues as a result of expansion of the Company’s customer base. Prescription services revenues increased $12,180 or 54.9% to $34,365 for the three months ended September 30, 2004, from $22,185 for the three months ended September 30, 2003, and decreased $28,363 or 28.6% from $99,260 for the six months ended September 30, 2003, to $70,897 for the six months ended September 30, 2004. The increase and decrease, respectively, in prescription services revenues for the three and six months ended September 30, 2004 was primarily attributable to a change in the mix of prescription services provided due to an increase in governmental regulations.

Gross profit. The Company achieved total gross profit of $161,007 and $284,668, respectively, for the three and six months ended September 30, 2004, a decrease of $42,902 or 21.0% and $56,527 or 16.6%, respectively, compared to $203,909 and $341,195, respectively, for the three and six months ended September 30, 2003. Total gross margins, as a percentage of revenues, decreased from 60.0% and 55.8%, respectively, for the three and six months ended September 30, 2003, to 37.3% and 40.1%, respectively, for the three and six months ended September 30, 2004. Distribution gross profit decreased $37,176 or 19.0% and $34,029 or 11.0%, respectively, from $196,097 and $310,615, respectively, for the three and six months ended September 30, 2003, to $158,921 and $276,586, respectively, for the three and six months ended September 30, 2004. The decrease was primarily attributable to an increase in the Company’s customer base, and was partially offset by a change in the Company’s mix of sales, due to increased sales of products that yield a lower gross margin. Prescription services gross profit decreased $5,726 or 73.3% and $22,498 or 73.6%, respectively, from $7,812 and $30,580, respectively, for the three and six months ended September 30, 2003, to $2,086 and $8,082, respectively, for the three and six months ended September 30, 2004. The decrease was primarily attributable to the decrease in prescription services revenue, as well as an increase in direct labor costs.

Operating expenses. The Company incurred operating expenses of $417,054 and $807,437, respectively, for the three and six months ended September 30, 2004, compared to $266,948 and $515,250, respectively, for the three and six months ended September 30, 2003. For the three months ended September 30, 2004, these expenses include various administrative, sales, marketing and other direct operating expenses of $390,024, and depreciation and amortization expenses of $27,030, compared to $244,449 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $22,499 for the three months ended September 30, 2003. For the six months ended September 30, 2004, these expenses include various administrative, sales, marketing and other direct operating expenses of $761,826, and depreciation and amortization expenses of $45,611, compared to $470,375 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $44,875 for the six months ended September 30, 2003.

Operating expenses, excluding amortization expense and depreciation expense increased to 90.4% and 107.4%, respectively, of revenues for the three and six months ended September 30, 2004, from 72.0% and 77.0%, respectively, of revenues for the three and six months ended September 30, 2003. The increase in operating expenses as a percentage of revenues was primarily attributable to an increase in consulting fees, legal fees, public relations fees, salary and payroll expenses, rent, and insurance expenses, and was partially offset by a decrease in accounting fees, director fees, accounting, tradeshow and web site expenses.

Interest income. Interest income was $884 and $1,656, respectively, for the three and six months ended September 30, 2004, compared to $768 and $1,535, respectively, for the three and six months ended September 30, 2003.

Interest expense. Interest expense was $20,540 and $35,785, respectively, for the three and six months ended September 30, 2004, compared to $15,188 and $31,882, respectively, for the three and six months ended September 30, 2003. The increase in interest expense was primarily a result of an increase in the Company’s outstanding obligations.

Income taxes. As of September 30, 2004, the Company had an accrued income tax liability of $221,203, primarily associated with the gain on the dividend distribution of approximately 1.3 million shares of common stock of Vertical, and an estimated deferred income tax liability of $471,194, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of September 30, 2003, the Company had no accrued income tax liability and a deferred income tax liability of $1,189,300. The deferred income tax liability was primarily associated with unrealized gains on marketable equity securities. During the three and six months ended September 30, 2004, the Company recorded income tax expense of $271,203, associated with the gain on the dividend distribution. During the three and six months ended September 30, 2003, the Company recorded an income tax benefit of $5,082 and $42,127, respectively, associated with the reversal of unrealized losses on marketable equity securities.

Net income (loss) per share. Net income per share was $0.07 for the three months ended September 30, 2004, compared to net loss per share of zero for the three months ended September 30, 2004. This increase in net income per share was primarily a result of an increase in the Company’s gain on distribution of investment of $1,349,966 and the absence of equity in loss of affiliated companies of $2,930, and was partially offset by an increase in the Company’s operating loss before other income and expense of $193,008, and a decrease in other income and expenses, net, of $28,726.

Net income per share was $0.05 for the six months ended September 30, 2004, compared to net loss per share of $0.01 for the six months ended September 30, 2004. This increase in net income per share was primarily a result of an increase in the Company’s gain on distribution of investment of $1,349,966, the absence of losses on marketable equity securities, net, of $102,434, and the absence of equity in loss of affiliated companies of $5,177, and was partially offset by an increase in the Company’s operating loss before other income and expense of $348,714, and a decrease in other income and expenses, net, of $68,099.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $6,190,679 and $3,944,497, respectively, at September 30, 2004 and March 31, 2004.

Net cash used in operating activities was $114,022 for the six months ended September 30, 2004, as compared to net cash used in operating activities of $82,169 for the six months ended September 30, 2003. The usage of cash was primarily attributable to an increase in inventories of $81,504, a decrease in amounts due to/from affiliates, net, of $24,109, an increase in prepaid expenses of $38,853 and a decrease in other payables of $31,613, partially offset by a decrease in accounts receivable of $46,814, a decrease in other current assets of $4,070, a decrease in other assets of $650, an increase in accounts payable of $253,282, an increase in accrued expenses of $84,151 and an increase in accrued income taxes of $271,203.

Net cash used in investing activities was $3,769, representing the purchase of property and equipment.

Net cash provided by financing activities was $5,820,339, representing proceeds from the issuance of long-term obligations of $5,734,500 and proceeds from the issuance of related party obligation of $150,000, partially offset by payments of long-term obligations of $9,051, payments of short-term obligations of $13,043 and payments of loan costs of $42,067.

At September 30, 2004, the Company had $5,921,667 in cash, as compared to $35,575 at September 30, 2003.

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

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. At September 30, 2004 and 2003, the Company had outstanding warrants to purchase 300,000 and zero shares of the Company’s common stock, respectively, at prices ranging from $1.50 to $2.50. The warrants become exercisable in June 2005 and expire at various dates through June 2008.

On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical Health Solutions, Inc., a Florida corporation, which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one (1) share of Vertical common stock for each ten (10) shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical Health Solutions, Inc. common stock to its shareholders. This resulted in a gain of $1,349,966 to the Company.

On July 28, 2004, the Company issued a promissory note payable to an affiliate of the Chairman of the Company, in the principal amount of $50,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 7, 2004, the Company issued a promissory note payable to the Company’s Chairman, in the principal amount of $100,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 10, 2004, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding common stock of Bob O’Leary Health Food Distributor Co., Inc., a Pennsylvania corporation. The closing was effective on October 1, 2004. The consideration paid by the Company for the shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement was $5,500,000.00 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In addition, at closing, the Company paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt.

On September 30, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., whereby the Company completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of Company common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004.

The convertible note accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate on the convertible note is subject to possible downward adjustment as follows:

- the interest rate will be decreased by 1.0% (or 100 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price prior to an effective registration statement covering the shares of common stock underlying the convertible notes and warrants; and

- the interest rate will be decreased by 2.0% (or 200 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price after an effective registration statement covering the shares of common stock underlying the convertible notes and warrants, however, the interest rate cannot drop below 0%.

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction.

The convertible note may be prepaid by the Company in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. 115% of the full principal amount of the convertible note is due upon default under the terms of convertible note. In addition, the Company has granted the investor a security interest in substantially all of the Company’s assets and intellectual property, as well as registration rights.

The warrants are exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of the Company’s common stock for the 10 trading days immediately prior to the execution date). The warrants are exercisable on a cashless basis. In the event that the warrants are exercised on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement. These warrants are being treated by the Company as a discount on the convertible note and are being amortized over the life of the loan.

The Company’s obligations under the Security Agreement, Securities Purchase Agreement and the Note are secured by a first priority lien on all of the Company’s assets and all future assets acquired, including a pledge by the Company of shares representing 100% of the Company’s share capital of GeoPharma, Inc. and DrugMax, Inc., and a put option on the pledged shares of GeoPharma, Inc. and DrugMax, Inc. at $6.00 and $4.00 per share, respectively.

On October 29, 2004, the Company filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the Company’s common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. The registration statement is subject to completion.

Item 3. CONTROLS AND PROCEDURES.

As of September 30, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of September 30, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

In May 2004, the Company was served with a complaint involving litigation in Ohio from 40 J’s, LLC over claims regarding patent infringement. Plaintiff seeks unspecified monetary damages as well as non-monetary relief. Management believes that such claim was without merit and denied all allegations of infringement. On October 25, 2004, the parties elected to settle their differences in full as to all matters in dispute and upon receipt of full payment of $20,000 by the Company to 40 J’s, LLC, the lawsuit will be dismissed.

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any legal proceedings which it believes will have a material adverse affect on its results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 30, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., whereby the Company completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of Company common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004.

The convertible note accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate on the convertible note is subject to possible downward adjustment as follows:

- the interest rate will be decreased by 1.0% (or 100 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price prior to an effective registration statement covering the shares of common stock underlying the convertible notes and warrants; and

- the interest rate will be decreased by 2.0% (or 200 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price after an effective registration statement covering the shares of common stock underlying the convertible notes and warrants, however, the interest rate cannot drop below 0%.

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction.

The convertible note may be prepaid by the Company in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. 115% of the full principal amount of the convertible note is due upon default under the terms of convertible note. In addition, the Company has granted the investor a security interest in substantially all of the Company’s assets and intellectual property, as well as registration rights.

The warrants are exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of the Company’s common stock for the 10 trading days immediately prior to the execution date). The warrants are exercisable on a cashless basis. In the event that the warrants are exercised on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement. These warrants are being treated by the Company as a discount on the convertible note and are being amortized over the life of the loan.

The Company’s obligations under the Security Agreement, Securities Purchase Agreement and the Note are secured by a first priority lien on all of the Company’s assets and all future assets acquired, including a pledge by the Company of shares representing 100% of the

Company’s share capital of GeoPharma, Inc. and DrugMax, Inc., and a put option on the pledged shares of GeoPharma, Inc. and DrugMax, Inc. at $6.00 and $4.00 per share, respectively.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2004.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

2.1	Stock Purchase Agreement, dated September 10, 2004, by and among Dynamic Health Products, Inc., Robert T. O’Leary, Linda O’Leary, and Bob O’Leary Health Food Distributor Co., Inc.(1)

3.1	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed July 30, 2003.(2)

3.2	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(3)

10.1	Securities Purchase Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and Laurus Master Fund, Ltd.(4)

10.2	Master Security Agreement, dated as of September 30, 2004, by Dynamic Health Products, Inc. and certain of its subsidiaries to Laurus Master Fund, Ltd.(4)

10.3	Registration Rights Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and Laurus Master Fund, Ltd.(4)

10.4	Guaranty, dated as of September 30, 2004, by Jugal K. Taneja to Laurus Master Fund, Ltd.(4)

10.5	Subsidiary Guaranty, dated as of September 30, 2004, by subsidiaries of Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.5	Supplemental Stock Pledge Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.(4)

10.6	Subsidiary Stock Pledge Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.(4)

10.7	Secured Convertible Term Note, dated as of September 30, 2004, by Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.7	Common Stock Purchase Warrant, dated as of September 30, 2004, by Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.8	Commercial Contract dated October 25, 2004, by and among Dynamic Health Products, Inc. and GeoPharma, Inc.

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2004, file number 0-23031, filed in Washington, D.C. on September 10, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, file number 0-23031, filed in Washington, D.C. on November 5, 2003.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, file number 0-23031, filed in Washington, D.C. on October 6, 2004.

(b) Reports on Form 8-K.

During the three month period ending September 30, 2004, the Company filed three reports on Form 8-K.

Form 8-K dated July 6, 2004, with respect to the Company’s results of operations for the year ended March 31, 2004.

Form 8-K dated July 26, 2004, with respect to the Company’s dividend distribution of shares of Vertical Health Solutions, Inc.

Form 8-K dated September 10, 2004, with respect to the Company’s entering into a material definitive agreement to purchase Bob O’Leary Health Food Distributor Co., Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: November 15, 2004	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: November 15, 2004	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer