Form 10QSB
period 2004-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2005-02-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 11, 2005 was 13,626,820.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2004
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$633,377	$219,119
Cash in escrow	550,000	—
Marketable equity securities, net	1,749,005	3,806,324
Accounts receivable, net	1,118,935	154,230
Inventories, net	2,798,316	189,193
Prepaid expenses	262,093	43,468
Deferred consulting fees	740,324	—
Other current assets	68,052	56,345
Due from affiliates	1,412	10,605
Note receivable from affiliate	42,777	40,481

Total current assets	7,964,291	4,519,765

Property, plant and equipment, net	257,855	1,314,399

Goodwill	2,758,278	—
Intangible assets, net	294,837	25,842
Other assets	34,491	5,141

Total assets	$11,309,752	$5,865,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,512,347	$126,086
Other payables	200,365	95,413
Current portion of long-term obligations	848,615	27,023
Accrued expenses	295,894	68,411
Obligations to affiliates	68,946	245,292
Note payable	28,016	13,043

Total current liabilities	2,954,183	575,268

Deferred income taxes	639,700	1,189,300
Long-term obligations, less current portion	1,649,286	813,491

Total liabilities	5,243,169	2,578,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 13,210,614 and 12,774,834 shares issued and outstanding	132,106	127,748
Additional paid-in capital	5,971,418	2,671,568
Retained earnings (deficit)	(1,123,878)	(1,798,719)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	1,086,937	2,286,491

Total shareholders’ equity	6,066,583	3,287,088

Total liabilities and shareholders’ equity	$11,309,752	$5,865,147

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Revenues:
Distribution	$6,868,190	$471,642	$7,506,490	$984,155
Prescription services	—	35,788	70,897	134,680

Total revenues	6,868,190	507,430	7,577,387	1,118,835

Cost of goods sold:
Distribution	6,009,073	244,637	6,370,788	446,536
Prescription services	—	32,946	62,815	101,625

Total cost of goods sold	6,009,073	277,583	6,433,603	548,161

Gross profit:
Distribution	859,117	227,005	1,135,702	537,619
Prescription services	—	2,842	8,082	33,055

Total gross profit	859,117	229,847	1,143,784	570,674

Operating expenses:
Selling, general and administrative expenses	1,106,704	400,216	1,868,531	870,592
Amortization expense	27,471	451	36,872	1,168
Depreciation expense	18,008	21,049	54,217	65,207

Total operating expenses	1,152,183	421,716	1,959,620	936,967

Operating loss before other income and expense	(293,066)	(191,869)	(815,836)	(366,293)

Other income (expense):
Interest income	2,137	786	3,793	2,321
Other income and expenses, net	(8,099)	59,881	83,101	219,547
Gain on distribution of investment	—	—	1,349,966	—
Gain on sale of property	654,241	—	654,241	—
Gain on sale of investment	—	71,843	—	71,843
Losses on marketable equity securities, net	—	—	—	(102,434)
Equity in income (loss) of affiliated companies	—	(146)	—	(5,322)
Interest expense	(402,832)	(42,904)	(438,617)	(74,786)

Total other income (expense)	245,447	89,460	1,652,484	111,169

Income (loss) before income taxes	(47,619)	(102,409)	836,648	(255,124)

Income tax expense (benefit)	(109,396)	56,924	161,807	14,797

Net income (loss)	61,777	(159,333)	674,841	(269,921)

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$61,777	$(159,333)	$674,841	$(269,921)

Basic income (loss) per share	$—	$(0.01)	$0.05	$(0.02)

Basic weighted average number of common shares outstanding	12,899,294	12,331,500	12,816,472	12,331,500

Diluted income (loss) per share	$—	$(0.01)	$0.04	$(0.02)

Diluted weighted average number of common shares outstanding	14,891,704	12,331,500	16,906,473	12,331,500

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2004 (Audited)	—	$—	—	$—	12,774,834	$127,748	$2,671,568	$(1,798,719)	$2,286,491	$3,287,088
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	674,841		674,841

Unrealized gains (losses) on marketable equity securities (net of tax of $674,750)	—	—	—	—	—	—	—	—	(1,199,554)	(1,199,554)

Comprehensive income (loss)										(524,713)

Issuance of 300,000 common stock warrants for consulting services	—	—	—	—	—	—	270,000	—		270,000

Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	—	—	—	—	—	—	(1,532,979)	—		(1,532,979)

Issuance of 1,375,000 common stock warrants associated with $6 million funding	—	—	—	—	—	—	3,480,025	—		3,480,025

Issuance of 500,000 common stock options for guarantee of long-term debt	—	—	—	—	—	—	498,763	—		498,763

Issuance of 200,000 common stock warrants for consulting services	—	—	—	—	—	—	195,000	—		195,000

Issuance of 35,000 shares of common stock for consulting services	—	—	—	—	35,000	350	35,000	—		35,350

Conversion of long-term debt and interest to common stock at $.90 per share, net of registration costs	—	—	—	—	400,780	4,008	354,041	—		358,049

Balances at December 31, 2004 (Unaudited)	—	$—	—	$—	13,210,614	$132,106	$5,971,418	$(1,123,878)	$1,086,937	$6,066,583

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$674,841	$(269,921)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	91,089	66,375
Common stock issued for consulting fees	35,350	—
Amortization of deferred consulting fees	223,439	—
Amortization of debt discount to interest expense	295,554	—
Common stock issued in payment of interest expense	34,452	—
Equity in (income) loss of affiliated companies	—	5,322
Gain on sale of property	(654,241)	—
Gain on distribution of marketable equity securities	(1,349,966)	—
Gain on sale of investment	—	(71,843)
Losses on sales of marketable equity securities, net of effect of deferred income taxes	—	65,389
Changes in operating assets and liabilities:
Accounts receivable	(6,673)	(28,481)
Inventories	(132,810)	(100,886)
Due to/from affiliates, net	(169,448)	121,713
Prepaid expenses	(63,065)	(10,501)
Other current assets	30,988	45
Other assets	2,627	7,310
Accounts payable	440,992	24,635
Other payables	79,079	53,907
Accrued expenses	(292,083)	130,546
Accrued income taxes	—	1,178
Deferred income taxes	125,151	—

Net cash used in operating activities	(634,724)	(5,212)

Cash flows from investing activities:
Purchases of property and equipment	(6,151)	(4,034)
Proceeds from sale of property	1,911,014	—
Purchase of Bob O’Leary Health Food Distributor Co., Inc., net of cash acquired	(4,889,763)	—
Purchase of investment	—	(6,500)
Proceeds from sale of investment	—	250,000
Proceeds from sale of marketable equity securities	—	4,781
Redemption of certificate of deposit	—	45,917
Purchase of trademark	(1,977)	(2,856)

Net cash provided by (used in) investing activities	(2,986,877)	287,308

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	5,734,500	—
Payments of long-term obligations	(831,891)	(24,577)
Proceeds from issuance of short-term obligations	—	38,207
Payments of short-term obligations	(260,974)	(24,260)
Payments of loan costs	(53,123)	—
Payment of common stock registration costs	(2,653)	—
Proceeds from issuance of related party obligations	150,000	47,819
Payments of related party obligations	(150,000)	—

Net cash provided by financing activities	4,585,859	37,189

Net increase in cash	964,258	319,285

Cash at beginning of period	219,119	23,914

Cash at end of period	$1,183,377	$343,199

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Nine Months Ended December 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$76,530	$47,851

Cash paid during the period for income taxes	$—	$50,664

Supplemental schedule of non-cash investing activities:
Exchange of investment in preferred stock of affiliate to investment in common stock of affiliate	$—	$179,846

Exchange of dividends receivable from affiliate to investment in common stock of affiliate	$—	$53,936

Supplemental schedule of non-cash financing activities:
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	$1,532,979	$—

Issuance of common stock warrants for funding	$3,480,025	$—

Payment of loan costs for the issuance of long-term obligation	$265,500	$—

Issuance of common stock options for guarantee of long-term obligation	$498,763	$—

Issuance of common stock for payment of long-term obligation	$326,250	$—

Issuance of common stock warrants for consulting services	$465,000	$—

Issuance of common stock for consulting services	$35,350	$—

Issuance of short-term obligation for prepaid expenses	$41,446	$—

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2004 AND 2003 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2004.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended December 31, 2003 to conform to the presentation as of and for the three and nine months ended December 31, 2004.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc. (“Pharma FL”), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (“Pharma NV”) and Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”). Effective October 1, 2004, BOSS was acquired by the Company. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2003 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. (“Online”) and its subsidiary Dynamic Financial Consultants, LLC, and Dynamic Financials Corporation and its subsidiary Bryan Capital Limited Partnership, and Today’s Drug, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE D-ACQUISITION AND DISPOSITION OF ASSETS

Acquisition Of Bob O’Leary Health Food Distributor Co., Inc.

Effective October 1, 2004, the Company acquired 100% of the common stock of Bob O’Leary Health Food Distributor Co., Inc., a Pennsylvania corporation. BOSS is engaged in developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, vitamins, health food and nutritional products, soft goods and other related products. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire BOSS to further certain of its business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for the Company.

The above was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS (the “Shares”). The consideration paid by the Company for the Shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement was $5,500,000 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In December 2004, the Company paid an additional $159,420 for the purchase, due to a dollar for dollar increase in the net book value of BOSS as of September 30, 2004, as compared to June 30, 2004. Of the cash paid, $550,000 was placed in escrow and is to be disbursed to the sellers six months subsequent to closing. In addition, at closing, the Company paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt. The transaction was accounted for as a purchase. The results of operations of BOSS have been included in the Company’s results of operations since the date of acquisition, October 1, 2004.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$1,725,210
Cash paid	4,889,763

$6,614,973

The aggregate purchase price was allocated as follows:

Accounts receivable	$958,033
Inventory	2,476,313
Property and equipment	225,500
Other assets	196,849
Goodwill	2,758,278

$6,614,973

The unaudited pro forma effect of the acquisition of BOSS on the Company’s revenues, net income and net income per share, had the acquisition occurred on April 1, 2004 and 2003, respectively, is as follows:

	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
	(Unaudited)	(Unaudited)
Revenues	$29,386,897	$23,257,474

Net income	$1,135,813	$243,584

Basic income per share	$0.09	$0.02

Diluted income per share	$0.07	$0.02

Disposition Of Real Property

On October 25, 2004, the Company sold its 33,222 square foot building located at 6950 Bryan Dairy Road, Largo, Florida to GeoPharma, Inc. (“GeoPharma”) for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company. The purchase price was determined by an independent, third-party appraisal. The Company was previously leasing the facility to GeoPharma pursuant to a ten year triple-net lease that would have expired in September 2009.

NOTE E-LONG-TERM OBLIGATIONS

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

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of December 31, 2004, the outstanding principal balance on the convertible note was $5,673,750.

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

Due to the convertible nature of the note, the Company recorded a charge of $2,066,667 due to the beneficial conversion feature, in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the life of the note. The Company allocated $1,413,358 of the aggregate proceeds from the note to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and is amortizing the discount to interest expense over the life of the note. The amount of discount amortized to interest expense in for the three and nine months ended December 31, 2004 was $292,376 and $295,554, respectively.

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

NOTE F–SHAREHOLDERS’ EQUITY

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

On October 29, 2004, the Company filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the Company’s common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. On November 15, 2004, the Securities and Exchange Commission declared the Registration Statement to be effective.

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

The Company has elected to present the comprehensive income items within the shareholders’ equity section of the balance sheet in addition to presenting a condensed consolidated statement of changes in shareholders’ equity statement. The following presents comprehensive income as of December 31, 2004:

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Unrealized losses (gains) on marketable equity securities held for sale	$1,874,304	$(674,750)	$1,199,554

Other comprehensive income	$1,874,304	$(674,750)	$1,199,554

Stock Warrants

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note (see Note E). On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. At December 31, 2004 and 2003, the Company had outstanding warrants to purchase 1,875,000 and zero shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the Securities Purchase Agreement, and they expire in September 2009. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008. For the financial consulting agreements, the balance of deferred consulting fees as of December 31, 2004 was $283,125. The initial valuation of these warrants was $442,500, with $159,375 being expensed during the nine months ended December 31, 2004.

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

	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$674,841	$(269,921)

Pro forma	$558,037	$(321,229)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.05	$(0.02)

Pro forma	$0.04	$(0.03)

Diluted income (loss) per share:
As reported	$0.05	$(0.02)

Pro forma	$0.03	$(0.03)

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held at the Company’s corporate headquarters at 6911 Bryan Dairy Road, Suite 210, Largo, Florida 33777. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of December 31, 2004 was $457,199. The initial valuation of these options was $498,763, with $41,564 being expensed during the nine months ended December 31, 2004.

NOTE G-SEGMENT INFORMATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and nine months ended December 31, 2004 and 2003, the Company had two industry segments: Distribution and Prescription Services.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is condensed segment information as of and for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Distribution	$6,868,190	$471,642	$7,506,490	$984,155
Prescription services	—	35,788	70,897	134,680
Intersegment sales	4,032	—	4,032	—

Gross profit:
Distribution	859,117	227,005	1,135,702	537,619
Prescription services	—	2,842	8,082	33,055

Operating income (loss):
Distribution	155,687	55,654	25,665	120,417
Prescription services	—	553	(47,636)	(5,425)

	As of December 31, 2004	As of December 31, 2003
	(Unaudited)	(Unaudited)
Assets:
Distribution	$4,645,904	$497,256
Prescription services	—	16,644
Corporate	6,663,848	3,485,473

NOTE H-INCOME TAXES

The Company utilizes the guidance provided by Statement of Financial Accounting Standards No. 109 (“SFAS 109”), Accounting for Income Taxes. Under SFAS 109, the Company uses the asset and liability method which recognizes the amount of current and deferred taxes payable or refundable based on transactions recorded as of and for the periods presented in the consolidated financial statements as determined by the enacted tax laws and tax rates. The Company has a deferred tax liability recorded as of December 31, 2004 of $639,700 and no current tax liability. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE I-EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	Three Months Ended December 31, 2004	Three Months Ended December 31, 2003	Nine Months Ended December 31, 2004	Nine Months Ended December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$61,777	$(159,333)	$674,841	$(269,921)
Less preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$61,777	$(159,333)	$674,841	$(269,921)

Denominator:
Weighted average basic shares outstanding	12,899,294	12,331,500	12,816,472	12,331,500
Stock options	1,405,000	—	1,072,273	—
Warrants	514,946	—	763,182	—
Convertible note	72,464	—	2,254,546	—

Weighted average fully diluted shares outstanding	14,891,704	12,331,500	16,906,473	12,331,500

NOTE J-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc., formerly Innovative Companies, Inc., an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, is also a principal shareholder, and

Chairman of the Board of GeoPharma. On October 25, 2004, the lease was subsequently terminated upon the Company’s sale of the building to GeoPharma for $1,925,000 in cash. The purchase price was determined by an independent, third-party appraisal. As of December 31, 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

For the three and nine months ended December 31, 2004 and 2003, the Company charged Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company, consulting fees totaling zero and $5,213, and $1,613 and $4,588, respectively, for accounting and administrative services. The charge is on an hourly basis for services rendered. As of December 31, 2004 and 2003, $325 and $8,735, respectively, were due from Vertical and are included in amounts due from affiliates. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the

Company is also a principal shareholder and a Director of Vertical. As of December 31, 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company, an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss in the investment. As of December 31, 2004 and 2003, zero and $1,524 was due to Tribeca and is included in obligations to affiliates.

On January 1, 2004, the Company entered into a verbal agreement with GeoPharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations. The facility is sublet on a month-to-month basis for a term of up to two years ending on December 31, 2005. The sublease contains an option to continue the sublease subsequent to December 31, 2005 and a provision for an annual cost-of-living increase. The initial rental under the sublease is $41,066 annually.

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

For the three and nine months ended December 31, 2004 and 2003, purchases of products from subsidiaries of GeoPharma were $81,744 and $352,502, and $239,442 and $405,145, respectively. There were no sales of products to subsidiaries of GeoPharma for the three and nine months ended December 31, 2004. For the three and nine months ended December 31, 2003, sales of products to subsidiaries of GeoPharma were $2,400 and $2,900, respectively. As of December 31, 2004 and 2003, $753 and zero, respectively, were due from GeoPharma and are included in amounts due from affiliates, and $66,474 and $220,948, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates.

Research and development is primarily contracted through GeoPharma, and product nutritional information, as well as product label requirements, are prepared by GeoPharma’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the three and nine months ended December 31, 2003, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were zero and $28,884, respectively. There were no sales to or purchases of products from T&L for the three and nine months ended December 31, 2004. As of December 31, 2004 and 2003, $2,471 and $1,675, respectively, were due to T&L and are included in obligations to affiliates.

NOTE K-SUBSEQUENT EVENTS

In February 2005, the Company entered into a lease agreement whereby the Company agreed to lease approximately 10,000 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility will serve as the Company’s corporate headquarters and will also used for its offices, warehousing and shipping operations. The facility is leased for a term of 62 months commencing May 1, 2005 and ending June 30, 2010. The lease contains a provision for an annual increase. The initial rental under the lease is $85,000 annually.

On February 14, 2005, the Company entered into an agreement to acquire certain assets of Protech Distributing, Inc., a California corporation. The total consideration being paid for the assets, consisting of inventory and a customer list, is approximately $260,000.

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

Effective October 1, 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc., a Pennsylvania corporation. This was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004, for a total purchase price of $5,659,420. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS.

BOSS is engaged in developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, vitamins, health food and nutritional products, soft goods and other related products.

Results of Operations

Three And Nine Months Ended December 31, 2004 Compared To Three And Nine Months Ended December 31, 2003

Revenues. The Company generated total revenues of $6,868,190 and $7,577,387, respectively, for the three and nine months ended December 31, 2004, an increase of $6,360,760 or 1253.5% and $6,458,552 or 577.3%, compared to $507,430 and $1,118,835, respectively, for the three and nine months ended December 31, 2003. Distribution revenues increased $6,396,548 or 1356.2% and $6,522,335 or 662.7%, to $6,868,190 and $7,506,490, respectively, for the three and nine months ended December 31, 2004, compared to $471,642 and $984,155, respectively, for the three and nine months ended December 31, 2003. The increase was primarily attributable to revenues associated with the October 2004 acquisition of BOSS. Prescription services revenues decreased to zero and $70,897, respectively, for the three and nine months ended December 31, 2004, from $35,788 and $134,680, respectively, for the three and nine months ended December 31, 2003. The Company discontinued its prescription services operations on September 30, 2004. The decrease in prescription services revenues for the nine months ended December 31, 2004 was primarily attributable to a change in the mix of prescription services provided during the first six months, due to an increase in governmental regulations.

Gross profit. The Company achieved total gross profit of $859,117 and $1,143,784, respectively, for the three and nine months ended December 31, 2004, an increase of $629,270 or 273.8% and $573,110 or 100.4%, respectively, compared to $229,847 and $570,674, respectively, for the three and nine months ended December 31, 2003. Total gross margins, as a percentage of revenues, decreased from 45.3% and 51.0%, respectively, for the three and nine months ended December 31, 2003, to 12.5% and 15.1%, respectively, for the three and nine months ended December 31, 2004. The decrease in gross margins, as a percentage of revenues, was primarily attributable to a change in the Company’s mix of sales, due to increased sales of products that yield a lower gross margin, with the October 2004 acquisition of BOSS. Distribution gross profit increased $632,112 or 278.5% and $598,083 or 111.3% respectively, from $227,005 and $537,619, respectively, for the three and nine months ended December 31, 2003, to $859,117 and $1,135,702, respectively, for the three and nine months ended December 31, 2004. The increase was primarily attributable to an increase in the Company’s customer base with the acquisition of BOSS. Prescription services gross profit decreased to zero and $8,082, respectively, for the three and nine months ended December 31, 2004, from $2,842 and $33,055, respectively, for the three and nine months ended December 31, 2003. The decrease was primarily attributable to the termination of prescription services as of September 30, 2004.

Operating expenses. The Company incurred operating expenses of $1,152,183 and $1,959,620, respectively, for the three and nine months ended December 31, 2004, compared to $421,716 and $936,967, respectively, for the three and nine months ended December 31, 2003. For the three months ended December 31, 2004, these expenses include various administrative, sales, marketing and other direct operating expenses of $1,106,704, and depreciation and amortization expenses of $45,479, compared to $400,216 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $21,500 for the three months ended December 31, 2003. For the nine months ended December 31, 2004, these expenses include various administrative, sales, marketing and other direct operating expenses of $1,868,531, and depreciation and amortization expenses of $91,089, compared to $870,592 of various administrative, sales, marketing and other direct operating expenses, and depreciation and amortization expenses of $66,375 for the nine months ended December 31, 2003.

Operating expenses, excluding amortization expense and depreciation expense decreased from 78.9% and 77.8%, respectively, of revenues for the three and nine months ended December 31, 2003, to 16.1% and 24.7%, respectively, of revenues for the three and nine months ended December 31, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS, and was partially offset by expenses associated with BOSS, as well as an increase in amortization of deferred consulting fees, an increase in insurance expense, an increase in legal fees and an increase in public relations fees.

Interest income. Interest income was $2,137 and $3,793, respectively, for the three and nine months ended December 31, 2004, compared to $786 and $2,321, respectively, for the three and nine months ended December 31, 2003. The increase in interest income was primarily associated with the increase in cash.

Interest expense. Interest expense was $402,832 and $438,617, respectively, for the three and nine months ended December 31, 2004, compared to $42,904 and $74,786, respectively, for the three and nine months ended December 31, 2003. The increase in interest expense was primarily a result of an increase in the Company’s outstanding obligation, associated with the funding for the acquisition of BOSS, as well as the amortization debt discount.

Income taxes. As of December 31, 2004, the Company had no accrued income tax liability and an estimated deferred income tax liability of $639,700, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of December 31, 2003, the Company had an accrued income tax liability of $6,924 and a deferred income tax liability of $631,299. The deferred income tax liability was primarily associated with unrealized gains on marketable equity securities. During the three months ended December 31, 2004, the Company recorded an income tax benefit of $109,396, primarily associated with the reversal of unrealized losses on marketable equity securities. During the nine months ended December 31, 2004, the Company recorded income tax expense of $161,807, primarily associated with the gain on the dividend distribution. For the three and nine months ended December 31, 2003, the Company recorded income tax expense of $56,924 and $14,797, respectively, primarily associated with unrealized gains on marketable equity securities.

Net income (loss) per share. Net income per share was zero for the three months ended December 31, 2004, compared to net loss per share of $0.01 for the three months ended December 31, 2003. This increase in net income per share was primarily a result of an increase in the Company’s gain on distribution of investment of $1,349,966, the gain on the sale of property of $654,241 and the absence of losses on marketable equity securities, net, of $102,434, and was partially offset by an increase in the Company’s operating loss before other income and expense of $101,197, a decrease in other income and expenses, net, of $67,980, and the absence of the gain on the sale of an investment of $71,843.

Net income per share was $0.05 for the nine months ended December 31, 2004, compared to net loss per share of $0.02 for the nine months ended December 31, 2004. This increase in net income per share was primarily a result of an increase in the Company’s gain on distribution of investment of $1,349,966, the gain on the sale of property of $654,241 and the absence of losses on marketable equity securities, net, of $102,434, and was partially offset by an increase in the Company’s operating loss before other income and expense of $449,543, a decrease in other income and expenses, net, of $136,446, and the absence of the gain on the sale of an investment of $71,843.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2004 and 2003. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $5,010,108 and $3,944,497, respectively, at December 31, 2004 and March 31, 2004.

Net cash used in operating activities was $634,724 for the nine months ended December 31, 2004, as compared to net cash used in operating activities of $5,212 for the nine months ended December 31, 2003. The usage of cash was primarily attributable to an increase in accounts receivable of $6,673, an increase in inventories of $132,810, a decrease in amounts due to/from affiliates, net, of $169,448, an increase in prepaid expenses of $63,065 and a decrease in accrued expenses of $292,083, partially offset by a decrease in other current assets of $30,988, a decrease in other assets of $2,627, an increase in accounts payable of $440,992, an increase in other payables of $79,079 and an increase in deferred income taxes of $125,151.

Net cash used in investing activities was $2,986,877, representing the purchase of property and equipment of $6,151, the purchase of BOSS, net of cash acquired, of $4,889,763 and the purchase of a trademark of $1,977, and was partially offset by proceeds form the sale of property of $1,911,014.

Net cash provided by financing activities was $4,585,859, representing proceeds from the issuance of long-term obligations of $5,734,500 and proceeds from the issuance of a related party obligation of $150,000, partially offset by payments of long-term obligations of $831,891, payments of short-term obligations of $260,974, payments of loan costs of $53,123, payment of common stock registration costs of $2,653 and payments of related party obligations of $150,000.

At December 31, 2004, the Company had $1,183,377 in cash, as compared to $343,199 at December 31, 2003.

Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs, for its operations as presently conducted. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. At December 31, 2004 and 2003, the Company had outstanding warrants to purchase 1,875,000 and zero shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the Securities Purchase Agreement, and they expire in September 2009. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008.

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

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. s of December 31, 2004, the outstanding principal balance on the convertible note was $5,673,750.

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

On September 10, 2004, the Company entered into a Stock Purchase Agreement to purchase all of the issued and outstanding common stock of Bob O’Leary Health Food Distributor Co., Inc., a Pennsylvania corporation. Effective October 1, 2004, the Company acquired BOSSary Health Food Distributor Co., Inc., a Pennsylvania corporation. This was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS (the “Shares”). The consideration paid by the Company for the Shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement was $5,500,000.00 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In addition, at closing, the Company paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt. In December 2004, the Company paid an additional $159,420 for the purchase, due to a dollar for dollar increase in the net book value of BOSS as of September 30, 2004.

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005.

On October 29, 2004, the Company filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the Company’s common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. On November 15, 2004, the Securities and Exchange Commission declared the Registration Statement to be effective.

Item 3. CONTROLS AND PROCEDURES.

As of December 31, 2004, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee, including the Company’s Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2004 to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

In February 2004, the Company was served with a complaint involving litigation in Maryland from Beyond Systems, Inc. over claims regarding commercial electronic mail matters. Management believes that such claim was without merit and denied all allegations. On January 13, 2005, the parties elected to settle their differences in full as to all matters in dispute and upon receipt of full payment of $25,000 by the Company to Beyond Systems, Inc. and Stephen H. Ring, the lawsuit was dismissed.

In May 2004, the Company was served with a complaint involving litigation in Ohio from 40 J’s, LLC over claims regarding patent infringement. Management believes that such claim was without merit and denied all allegations. On October 25, 2004, the parties elected to settle their differences in full as to all matters in dispute and upon receipt of full payment of $20,000 by the Company to 40 J’s, LLC, the lawsuit was dismissed.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 1, 2004, pursuant to a Securities Purchase Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. The exercise prices range from $1.25 to $1.50 per share, with vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008. Such warrants were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933.

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

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

2.1	Stock Purchase Agreement, dated September 10, 2004, by and among Dynamic Health Products, Inc., Robert T. O’Leary, Linda O’Leary, and Bob O’Leary Health Food Distributor Co., Inc.(1)

3.1	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed July 30, 2003.(2)

3.2	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(3)

10.1	Securities Purchase Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and Laurus Master Fund, Ltd.(4)

10.2	Master Security Agreement, dated as of September 30, 2004, by Dynamic Health Products, Inc. and certain of its subsidiaries to Laurus Master Fund, Ltd.(4)

10.3	Registration Rights Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and Laurus Master Fund, Ltd.(4)

10.4	Guaranty, dated as of September 30, 2004, by Jugal K. Taneja to Laurus Master Fund, Ltd.(4)

10.5	Subsidiary Guaranty, dated as of September 30, 2004, by subsidiaries of Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.6	Supplemental Stock Pledge Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.(4)

10.7	Subsidiary Stock Pledge Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.(4)

10.8	Secured Convertible Term Note, dated as of September 30, 2004, by Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.9	Common Stock Purchase Warrant, dated as of September 30, 2004, by Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.10	Commercial Contract dated October 25, 2004, by and among Dynamic Health Products, Inc. and GeoPharma, Inc.(5)

31.1	Certification Of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2004, file number 0-23031, filed in Washington, D.C. on September 10, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, file number 0-23031, filed in Washington, D.C. on November 5, 2003.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, file number 0-23031, filed in Washington, D.C. on October 6, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, file number 0-23031, filed in Washington, D.C. on November 15, 2004.

(b)	Reports on Form 8-K.

During the three month period ending December 31, 2004, the Company filed five reports on Form 8-K.

Form 8-K/A dated July 26, 2004, with respect to the Company’s dividend distribution of shares of Vertical Health Solutions, Inc.

Form 8-K dated September 30, 2004, with respect to the Company’s completion of the sale to Laurus Master Fund, Ltd. of a material secured convertible note and warrants to purchase shares of the Company’s common stock.

Form 8-K dated October 1, 2004, with respect to the Company’s completion of the acquisition of Bob O’Leary Health Food Distributor Co., Inc.

Form 8-K/A dated October 1, 2004, with respect to the Company’s completion of the acquisition of Bob O’Leary Health Food Distributor Co., Inc.

Form 8-K dated October 25, 2004, with respect to the Company’s Amendment to its Restated Articles of Incorporation.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: February 14, 2005	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: February 14, 2005	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer