Form 10KSB
period 2005-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2005-07-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-23031

DYNAMIC HEALTH PRODUCTS, INC.

(Name of small business issuer in its charter)

Florida	34-1711778
(State of or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12399 Belcher Road South, Suite 140, Largo, Florida	33773
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (727) 683-0670

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Capital Stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $16,079,528.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $3,437,594, based upon the last reported trade of the stock on July 12, 2005, which was 2,000 shares at $0.85 per share.

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of July 12, 2005 was 14,024,592.

PART I

Item 1. DESCRIPTION OF BUSINESS.

The Company’s executive offices are located at 12399 Belcher Road South, Suite 140, Largo, Florida 33773 and its telephone number is (727) 683-0670. References in this Annual Report on Form 10-KSB refer to Dynamic Health Products, Inc. and, as applicable, its subsidiaries as the “Company” or “Dynamic”, unless the context otherwise requires.

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

The Company, through its wholly-owned subsidiaries, develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, and health and beauty care products, health food and nutritional products, soft goods and other related products. The Company distributes approximately 3,000 individual inventory items, which are designated as individual stock keeping units (“SKU”) purchased from manufacturers. Additionally, the Company carries its own lines of branded products. These are comprised of approximately 60 products packaged into approximately 100 SKUs. Until September 2004, the Company also provided prescription services. The Company, through data base administration marketed and served as a conduit between customers and pharmacies, to provide prescription medications and over-the-counter drugs to our customer, through usage of pharmacies, which directly fulfill orders. In addition, the Company provided these prescription services for other unrelated third parties. The prescription services portion of our business was not regulated by the United States Food and Drug Administration or any other regulatory authority, since the Company is not directly engaged in the sale or distribution of regulated substances.

The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. (“Energy Factors”), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc., in September 2000, its name was changed to Go2Pharmacy, Inc., in September 2002, its name was changed to Innovative Companies, Inc., and in June 2004, its name was changed to GeoPharma, Inc. (“GeoPharma”). GeoPharma creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, and health and beauty care products, and manufactures generic and over-the-counter drugs. On November 7, 2000, the United States Securities and Exchange Commission (“SEC”) declared GeoPharma’s registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of GeoPharma. In March 2001, the Company distributed 2,324,984 shares of GeoPharma common stock to its shareholders. As of March 31, 2005 and 2004, the Company held 347,938 shares of common stock of GeoPharma.

In June 1998, the Company acquired Becan Distributors, Inc. (“Becan”), incorporated in November 1996, in Ohio. Becan is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. In August 1998, the Company, through Becan, formed Discount Rx, Inc. (“Discount”), a Louisiana corporation. Discount is a wholesale distributor of pharmaceuticals, over-the-counter drugs, and health and beauty care products. Becan and Discount also provided distribution channels for the Company’s branded products. The Company subsequently sold Becan and its subsidiary, Discount, to DrugMax, Inc. (“DrugMax”), formerly DrugMax.com, Inc. and formerly Nutriceuticals.com, Inc., on November 26, 1999. As of March 31, 2002, the Company held 1,933,000 shares of common stock of DrugMax. In November 2002, the Company distributed all of its shares of DrugMax common stock to its shareholders.

In September 1998, the Company acquired Pharma Labs Rx, Inc. (“PFL”), formerly J.Labs, Inc., incorporated in April 1997, as a Florida corporation. The operations of PFL consisted of the procurement of trademarks and product rights for the Company’s branded products. At this time, PFL is not actively conducting operations.

In September 1998, the Company formed Incredible Products of Florida, Inc., a Florida corporation, to market dietary supplements through distributors and radio infomercials. In May 1999, the Company formed Online Meds Rx, Inc. (“OMR”), formerly Dynamic Life, Inc., as a Florida corporation. In March 2000, Incredible was merged into OMR. OMR marketed dietary supplements, over-the-counter drugs, and health and beauty care products primarily through distributors and through direct marketing to consumers. The operations of OMR, as previously conducted, are now carried out through the Herbal Health Products, Inc. In March 2003, OMR began providing prescription services through direct mail and through its web sites. In September 2004, OMR discontinued its prescription services operations. At this time, OMR is not actively conducting operations.

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

In December 2003, the Company formed Pharma Labs Rx, Inc. (“PNV”), as a Nevada corporation, to provide prescription services and to market prescription drugs through direct mail and through use of the internet. In April 2004, PNV discontinued its prescription services operations. At this time, PNV is not actively conducting operations.

In October 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), incorporated in July 1984, in Pennsylvania. BOSS is engaged in developing, wholesaling and distributing a wide variety of sports nutrition products, non-prescription dietary supplements, vitamins, health food and nutritional products, soft goods and other related products.

In March 2005, the Company formed Dynamic Marketing I, Inc. (“DMI”), as a Florida corporation. In March 2005, DMI acquired Dynamic Marketing, Inc. (“DM”), a Rhode Island corporation. On March 30, 2005, through the filing by DMI of Articles of Merger, effective March 31, 2005, DM merged into DMI, with DMI being the surviving entity. DMI is engaged in wholesaling and distributing a wide variety of sports nutrition products, non-prescription dietary supplements, health food and nutritional products, performance drinks, tanning products, exercise accessories and other related products.

In March 2005, the Company formed DYHP Acquisitions, Inc. (“DAI”), as a Florida corporation. At this time, DAI is not actively conducting operations.

Products

The Company markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, and health and beauty care products, health food and nutritional products, soft goods and other related products. The Company distributes approximately 3,000 individual inventory items purchased from over 150 manufacturers. Additionally, the Company carries its own lines of branded products. These are comprised of approximately 60 products packaged into approximately 100 SKUs.

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

Marketing and Sales

The Company’s products are marketed directly to its wholesale and retail customers through the Company’s in-house salespeople. The Company distributes markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products to gyms, health food stores, regional and national chain drugstore, internet companies, mail order facilities, mass merchandisers, deep discounters, distributors and brokers. The Company’s products are also marketed through catalog sales, direct mail and through the Company’s web sites.

The Company’s prescription services were marketed directly to consumers through a variety of marketing techniques including general public advertising and direct mail solicitations, in order to attract new customers to our web sites.

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

The Company faces substantial competition from other regional and national distributors in the sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products industries, both domestic and abroad. The Company’s branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies and pharmacies, both domestic and abroad. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than those of the Company.

The Company competes on the basis of competitive pricing, its ability to develop new product lines and customer service. Due to the Company’s larger purchasing power, the Company is able to offer its products at what we believe are more attractive prices to our customers. The Company works closely with contract manufacturers to continue to develop future products and to expand our product line to satisfy the continuing changing needs of customers. The Company has trained in-house customer service personnel available to address all of our customer’s needs. The Company’s ability to compete favorably with its competitors with respect to its branded products will depend primarily upon its development of brand recognition across multiple distribution channels, its ability to quickly develop new products with market potential, to successfully advertise, market and promote its products, as well as its product quality and the development of a strong and effective distribution network.

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company primarily fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2005, the Company had no backlog sales orders.

Research and Development

The Company contracts research and development primarily through its affiliate, GeoPharma, where Dr. Kotha S. Sekharam, the President of GeoPharma and a director of the Company, provides guidance and direction for GeoPharma’s research and development team. Nutritional information, as well as label requirements, are prepared by GeoPharma’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged directly to expense as incurred.

Trademarks

The Company has applied for various federally registered trademarks and utilizes the following federally registered trademarks: Vibrafem™, ECLIPSE Sports Supplements™, Eclipse 2000™ and Muscle Sandwich™. Vibrafem™ is a topical gel designed to enhance sexual arousal. ECLIPSE Sports Supplements™ and Eclipse 2000™ are lines of dietary supplements, namely vitamins, minerals, herbs, amino acids, protein powders, protein bars, protein shakes, protein drinks, nutraceuticals and essential fatty acids. Muscle Sandwich™ is a line of peanut butter bases protein bars. Since approximately 10% of our consolidated revenues result from the sales of these products, the Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks will have significant value.

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

Quality Control

The Company’s products are manufactured in accordance with the Good Manufacturing Practices (“GMP’s”) prescribed by the United States Food and Drug Administration, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company utilized licensed pharmacies for its fulfillment of prescription medications and those pharmacies were solely responsible for ensuring that the products and services which they provided met acceptable standards. The Company places special emphasis on quality control. See “Business - Government Regulation” below.

Government Regulation

The manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous government agencies, the most active of which are the United States Food and Drug Administration (the “FDA”), which regulates the Company’s products under the Federal Food, Drug and Cosmetic Act (the “FFDCA”) and regulations promulgated thereunder and the U.S. Federal Trade Commission (“FTC”) which regulates the advertising of the Company’s products under the Federal Trade Commission Act (“FTCA”). The Company’s products are also subject to regulation by, among other regulatory agencies, the Consumer Product Safety Commission, the U.S. Department of Agriculture (the “USDA”) and Occupational Safety and Health Act (“OSHA”). The manufacture, labeling and advertising of the Company’s products are also regulated under the Federal Occupational Safety and Health Act and by various state and local agencies as well as each foreign country to which the Company distributes its products.

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

The Company cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows. If the Company were to experience product recalls or discontinuances, the Company could incur substantial expenses and wastage of time, as well as damage to the Company’s reputation.

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

In house training is provided to all applicable employees to ensure compliance with regulations. Thus far, the Company has not incurred additional expenses in order to comply with FDA requirements. The Company believes that it is substantially in compliance with all FDA record keeping and reporting requirements affecting the Company.

Employees

As of March 31, 2005 the Company had 85 employees, of which 82 were full-time employees and three were part-time employees, as compared to eight full-time employees as of March 31, 2004. Of such full-time employees, 24 were engaged in marketing and sales, eight were devoted to customer service, 36 were devoted to warehousing and distribution, and 14 were responsible for management and administration. Of such part-time employees, one was devoted to web site development and database administration, one was responsible for maintenance and one was devoted to warehousing and distribution. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

The Company faces substantial competition from other regional and national distributors in the sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products industries, both domestic and abroad. The Company’s branded products face substantial competition from broad line manufacturers, major private label manufacturers and, more recently, large pharmaceutical companies and pharmacies, both domestic and abroad. Increased competition from such companies could have a material adverse affect on the Company because such companies have greater financial and other resources available to them and possess marketing and distribution capabilities far greater than those of the Company.

Competition. The wholesale and retail product distribution industries are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution, marketing and other resources than the Company, compete with us in the development, marketing and distribution of our products. Competition from such companies could have a material adverse effect on the Company. The Company also faces competition in both the health food store and mass market distribution channels from private label products offered by sports nutrition product and performance drink manufacturers and distributors, health and natural food store chains, drugstore chains, mass merchandisers and supermarket chains. See “Business – Competition.”

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

Concentration of Customers. For the year ended March 31, 2005, 13% of consolidated revenues were received from one customer, DPS Nutrition Inc., representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

Key Personnel. As a small company with only 85 employees, the Company’s success depends on the services of its senior management team. If the Company loses the services of one or more of these employees, the Company could be materially adversely affected.

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

Control by Certain Stockholders. Directors, executive officers and related family members beneficially own approximately 58.6% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disasters. The Company’s facility is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

Future Plans

Management of the Company is considering acquiring distribution and marketing companies. There are no current arrangements or agreements, with respect thereto. In order to accomplish its future plans, the Company is considering raising capital either through private placement or a secondary public offering.

Item 2. DESCRIPTION OF PROPERTY.

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc., an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building in Largo, Florida for term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold its land and building to GeoPharma for $1,925,000 in cash. The purchase price was determined by an independent, third party appraisal.

On January 1, 2004, the Company entered into a verbal agreement with GeoPharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for a portion of the Company’s office, warehousing and shipping operations, until May 1, 2005. The initial rental under the sublease was $41,066 annually.

On October 1, 2004, the Company entered into a lease agreement with Robert O’Leary and Linda O’Leary, whereby the Company agreed to lease approximately 26,200 square feet of office and warehouse space for its operations in Scranton, Pennsylvania. This facility is used for the offices, warehousing and shipping operations of BOSS. The lease is for a term of 10 years ending on September 30, 2014. The initial rental under the lease was $90,000 annually.

On February 8, 2005, the Company entered into a lease agreement with Yale Mosk & Co., whereby the Company agreed to lease approximately 10,000 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for a portion of the Company’s office, warehousing and shipping operations. The lease is for a term of 62 months commencing on May 1, 2005 and ending on June 30, 2010. The initial rental under the lease was $85,000 annually.

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

On March 29, 2005, the Company entered into an assignment and assumption of lease agreement with Dynamic Marketing, Inc., effective March 31, 2005, whereby the Company agreed to assume the lease for approximately 14,725 square feet of warehouse space for its warehousing and shipping operations in Henderson, Nevada, for the balance of the lease term. This facility is used for a portion of the warehousing and shipping operations of DMI. The lease is for a term of 62 months commencing on December 8, 2000 and ending on March 8, 2006. The initial rental under the lease on March 31, 2005 was $76,568 annually.

In the judgment of management, the leases described above reflect rent at current fair market value.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of March 31, 2005, the Company had equipment, furniture, vehicles and leasehold improvements, net of accumulated depreciation, in the approximate amount of $759,519.

Item 3. LEGAL PROCEEDINGS.

The Company is involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against the Company on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of the Company’s product named StaminaPro. Hi-Tech seeks unspecified monetary damages as well as non-monetary relief. Management of the Company does not believe that it has any material exposure with regard to the allegations of the claims. The Company is vigorously defending this action. In addition, the Company has instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech. We are seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. For more than six months the plaintiff has failed to participate in this action. Furthermore, the plaintiff’s initial action seeking injunction against the Company was denied by the court.

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any legal proceedings that it believes will have a material adverse affect on its results of operations.

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

The Annual Meeting of Stockholders of the Company was held on February 17, 2005. At the meeting, the following actions were taken by the shareholders:

Jugal K. Taneja, Mandeep K. Taneja, Cani I. Shuman, Kotha S. Sekharam, Rakesh K. Sharma, M.D., Morton L. Stone, and David W. Brown were elected as Directors to serve until the next annual meeting and until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and against each were as follows:

	For	Against	Withheld
Jugal K. Taneja	11,400,823	-0-	151,780
Mandeep K. Taneja	11,400,823	-0-	151,780
Cani I. Shuman	11,413,323	-0-	139,280
Kotha S. Sekharam	11,413,323	-0-	139,280
Rakesh K. Sharma, M.D.	11,523,023	-0-	29,580
Morton L. Stone	11,523,155	-0-	29,448
David W. Brown	11,523,155	-0-	29,448

Shareholders approved (10,360,067 for; 174,052 against or abstain) a proposal to increase the authorized number of shares of “blank check” preferred stock to 5,000,000.

Sharesholders also approved (11,459,111 for; 93,492 against or abstain) a proposal to approve a reverse stock split of the Company’s common stock at a ratio of between four-for-five and one-for-two, to be implemented within 90 days of the meeting date of February 17, 2005, at the discretion of the Company’s board of directors.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

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

	High	Low
September 30, 2002	$2.00	$0.50
December 31, 2002	$1.50	$0.65
March 31, 2003	$0.65	$0.45
June 30, 2003	$0.75	$0.40
September 30, 2003	$1.45	$0.10
December 31, 2003	$0.45	$0.10
March 31, 2004	$1.10	$0.30
June 30, 2004	$1.15	$0.51
September 30, 2004	$1.25	$0.51
December 31, 2004	$1.85	$0.75
March 31, 2005	$1.58	$0.98

As of July 12, 2005, there were approximately 550 stockholders of record of the Company’s common stock, according to ADP and the Company’s stock transfer agent, Registrar and Transfer Company, located in Cranford, New Jersey.

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

Recent Sales of Unregistered Securities

On June 4, 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants purchase common stock to a consulting firm, for consulting services provided totaling $270,000. The exercise prices range from $1.50 to $2.50 per share and they become exercisable in June 2005 and expire at various dates through June 2008. Such warrants to purchase shares were issued pursuant to Section 4(2) under the Securities Act of 1933.

On October 1, 2004, the Company issued 35,000 restricted shares of its common stock to various consultants for consulting services provided totaling $35,350. Such shares were issued pursuant to Section 4(2) under the Securities Act of 1933.

On January 4, 2005, the Company issued 75,000 restricted shares of its common stock to various employees for bonuses totaling $111,000. Such shares were issued pursuant to Section 4(2) under the Securities Act of 1933.

On February 17, 2005, the Company issued 50,000 restricted shares of its common stock to Jugal K. Taneja, the Chairman of the Board of the Company, for consulting services provided totaling $50,000. Such shares were issued pursuant to Section 4(2) under the Securities Act of 1933.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company’s expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company’s statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and the Standards of the Public Company Accounting Oversight Board (United States).

Overview

The Company derives its revenues from developing, marketing and distributing a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products. We also derived revenues from services provided in connection with prescription services, until September 30, 2004.

Revenues for the distribution segment result from product sales and are recognized by the Company upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to customers). Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Revenues for the prescription services segment resulted from non-product related administrative fees earned principally for pharmacy network management and are recorded when performance occurs and collectibility is assured.

Cost of goods sold is comprised of direct product costs, contracted service fees, direct personnel compensation and other statutory benefits and indirect costs relating to labor to support the warehousing of product and other warehousing overhead. Costs incurred by the Company for shipping and handling are included in cost of goods sold. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Selling, general and administrative costs include management and general office salaries, advertising and promotional expenses, legal and accounting costs, sales and marketing and other indirect operating costs.

Interest income is comprised of interest earned on notes receivable and interest earned on cash balances maintained in interest bearing accounts with banks.

Interest expense is primarily associated with borrowings for the funding of acquisitions and other working capital needs.

Other income (expense) consists primarily of rental income.

Effective October 1, 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc. The results of operations of BOSS from October 1, 2004 through March 31, 2005 are included in the results of operations of the Company.

Effective March 31, 2005, the Company, through its wholly-owned subsidiary, Dynamic Marketing I, Inc., acquired Dynamic Marketing, Inc. On March 30, 2005, through the filing by Dynamic Marketing I, Inc. of Articles of Merger, effective March 31, 2005, Dynamic Marketing, Inc. merged into Dynamic Marketing I, Inc. with Dynamic Marketing I, Inc. being the surviving entity. The results of operations of DMI for March 31, 2005 are included in the results of operations of the Company.

Results of Operations

Fiscal Year Ended March 31, 2005 Compared To Fiscal Year Ended March 31, 2004

Revenues. The Company generated total revenues of $16,079,528 for the year ended March 31, 2005, an increase of $14,186,989 or 749.6%, compared to $1,892,539 for the year ended March 31, 2004. Distribution revenues increased $14,331,226 or 854.4%, to $16,008,631 for the year ended March 31, 2005, compared to $1,677,405 for the year ended March 31, 2004. The increase was primarily attributable to revenues associated with BOSS of approximately $14.9 million and revenues associated with DMI of approximately $63,600. Revenues associated with Herbal decreased by approximately $498,100, primarily due to a decrease in Herbal’s sales of its branded products, StaminaPro and Vibrafem, while Herbal has experienced an increase in revenues attributable to the introduction of new products of approximately $177,700. The Company has chosen not to actively market StaminaPro until intellectual property issues are settled. The Company expects revenues for BOSS to increase due to the purchase of a customer list in February 2005 and an increase in BOSS in-house sales force. In addition, BOSS has expanded its distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005. Prescription services revenues were $70,897 for the year ended March 31, 2005, compared to $215,134 for the year ended March 31, 2004. The Company discontinued its prescription services operations in September 2004.

Gross profit. The Company achieved total gross profit of $2,236,716 for the year ended March 31, 2005, an increase of $1,286,730 or 135.5%, compared to $949,986 for the year ended March 31, 2004. Total gross margins, as a percentage of revenues, decreased to 13.9% for the year ended March 31, 2005 from 50.2% for the year ended March 31, 2004. Distribution gross profit increased $1,320,083 or 145.3%, to $2,228,634 for the year ended March 31, 2005, as compared to $908,551 for the year ended March 31, 2004. BOSS’s gross profit was approximately $1.7 million, DMI’s gross profit was approximately $11,000, and Herbal’s gross profit was approximately $473,000. For the year ended March 31, 2005, distribution gross margin decreased to 13.9%, from 54.2% for the year ended March 31, 2004. The decrease was primarily attributable to lower gross margins associated with BOSS of 11.7% and DMI of 17.4%, as compared to a gross margin for Herbal of 43.7%. Herbal’s gross margin decreased from 54.2% in the prior year due to a change in its mix of sales, with increased sales of products that yield a lower gross margin and a decrease in sale of products that yielded a higher gross margin, such as StaminaPro and Vibrafem. Prescription services gross profit decreased $33,353, to $8,082 for the year ended March 31, 2005, from $41,435 for the year ended March 31, 2004, due to the absence of prescription services revenues subsequent to September 2004.

Operating expenses. The Company incurred operating expenses of $3,301,346 for the year ended March 31, 2005, compared to $1,350,040 for the year ended March 31, 2004. For the year ended March 31, 2005, these expenses include various administrative, sales, marketing and other direct operating expenses of $3,164,913, and amortization and depreciation expenses of $136,433, compared to $1,263,909 in various administrative, sales, marketing and other direct operating expenses, and amortization and depreciation expenses of $86,131 for the year ended March 31, 2004. Operating expenses, excluding amortization and depreciation expenses decreased to 19.7% of revenues for the year ended March 31, 2005, from 66.8% of revenues for the year ended March 31, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS, and was partially offset by expenses associated with BOSS, as well as an increase in amortization of deferred consulting fees of approximately $356,900, an increase in insurance expense, an increase in legal fees and an increase in public relations fees.

Interest income. Interest income was $5,357 for the year ended March 31, 2005, compared to $3,104 for the year ended March 31, 2004. The increase in interest income was due to the higher cash amounts held in interest bearing accounts in banks during the year ended March 31, 2005.

Interest expense. Interest expense was $869,003 for the year ended March 31, 2005, compared to $96,169 for the year ended March 31, 2004. Interest expense increased for the year ended March 31, 2005, primarily due to the $6 million convertible term note that funded on September 30, 2004, in connection with the acquisition of BOSS. Approximately $585,600 of the interest expense relates to the non-cash amortization of the debt discounts based on the Black-Scholes pricing model, applied to the warrants issued in conjunction with the September 30, 2004 convertible term note and the March 29, 2005 convertible minimum borrowing note and revolving note.

Income taxes. As of March 31, 2005, the Company had an accrued income tax liability of $5,009 and an estimated deferred income tax liability of $336,999, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of March 31, 2004, the Company had no accrued income tax liability and a net deferred income tax liability of $1,189,300.

Net income (loss) per share. Net income per share for the year ended March 31, 2005 was $0.01, compared to net loss per share of $0.01 for the year ended March 31, 2004. The increase in net income per share was primarily a result of an increase in the Company’s gain on distribution of investment of $1,349,966, the gain on the sale of property of $654,241 and the absence of losses on marketable equity securities, net, of $102,434, and was partially offset by an increase in the Company’s operating loss before other income and expense of $664,576, a decrease in other income and expenses, net, of $190,295, due to the absence of rental income subsequent to the October 2004 sale of the Company’s land and building, and the absence of the gain on sale of investment of $71,843.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the years ended March 31, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves. The Company had working capital of $3,245,956 at March 31, 2005, compared to working capital of $3,944,497 at March 31, 2004.

Net cash provided by operating activities was $164,611 for the year ended March 31, 2005, as compared to net cash used in operating activities of $53,264 for the year ended March 31, 2004. The provision of cash was primarily attributable to net income of $135,956 based on consolidated gross profit increases of approximately $1.3 million, a decrease in other current assets of $134,542, an increase in accounts payable of $2,662,829 due to increased purchases and other increased operating expenses, an increase in other payables of $138,068 primarily due to increased interest expenses and increased deposits from customers, an increase in accrued income taxes of $5,009 and an increase in deferred income taxes of $33,575, partially offset by an increase in accounts receivable of $490,791 based on increases in credit sales, an increase in inventories of $1,210,078 due to stocking requirement for the Company’s additional distribution facilities, a decrease in amounts due to/from affiliates, net, of $213,419 based on net payments made on accounts, an increase in prepaid expenses of $94,108 primarily for insurance premiums, an increase in other assets of $19,919 and a decrease in accrued expenses of $337,838 surrounding operational expenses incurred.

Net cash used in investing activities was $5,692,929, representing purchases of property and equipment of $55,830, cash paid for the purchase of BOSS of $5,409,895, cash paid for the purchase of DM of $1,983,337, the purchase of a customer list of $153,000 and the purchase of a trademark of $1,977, and was partially offsets by proceeds from the sale of the Company’s land and building of $1,911,110.

Net cash provided by financing activities was $7,179,760, representing proceeds from the issuance of the convertible debt funding of $5,734,500 for the acquisition of BOSS, proceeds from the issuance of convertible and revolving debt funding of $2,812,500 for the acquisition of DM and for the payment of DM non-assumable obligations, and proceeds from the issuance of related party obligations of $150,000 for the cash in escrow requirements associated with the acquisition of BOSS, partially offset by payments of long-term obligations of $1,253,891, which included payments on the convertible debt and the repayment in full of a mortgage on the Company’s land and building of $831,891, payments of short-term obligations of $35,638, payments of loan costs of $74,492 in connection with the BOSS and DM acquistions, payment of common stock registration costs of $3,186, payments of fractional shares on common stock exchanged of $33 and payments of related party obligations of $150,000.

At March 31, 2005, the Company had $1,870,561 in cash and cash equivalents, as compared to $219,119 at March 31, 2004.

Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs, for its operations as presently conducted, with the Company’s recent introduction of new products and increased revenues associated with acquisitions made during the year ended March 31, 2005. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

The Company established a loan with GE Capital Small Business Finance Corporation on September 13, 1999. The principal amount of the note is $880,000. The note bears interest at the lowest Prime Rate as published in the Wall Street Journal (based on the prime rate in effect on the first business day of the month in which a change occurs) plus 2.25% per annum. The term of the note was 25 years and one month from the date of the note, payable in equal monthly installments of principal and interest. The note was secured by a mortgage on the Company’s land and building in Largo, Florida. The note was also secured by personal guarantee from the Company’s Chairman of the Board. Proceeds from the note were used to satisfy all outstanding mortgages on the property and for payment of loan costs associated with the note. In October 2004, the Company’s sold of its land and building in Largo, Florida and the note was paid in full out of the proceeds from the sale.

On January 1, 2004, the Company entered into a verbal agreement with GeoPharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for a portion of the Company’s office, warehousing and shipping operations, until May 1, 2005. The initial rental under the sublease was $41,066 annually.

In January 2004, the Company issued 83,334 shares of its common stock to a consultant in full satisfaction of the Company’s outstanding obligation in the amount of $50,351, for legal services provided to the Company.

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

In February 2004, the Company issued 100,000 shares of its common stock to a consultant in full satisfaction of the Company’s outstanding obligation in the amount of $50,000, for consulting services provided to the Company.

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants purchase common stock to a consulting firm, for consulting services provided totaling $270,000. The exercise prices range from $1.50 to $2.50 per share and they become exercisable in June 2005 and expire at various dates through June 2008.

In October 2003, the Company received payment of $53,936 of dividends receivable from Vertical Health Solutions, Inc., an affiliate of the Company, in the form of 269,680 shares of common stock of Vertical. The dividend was included in other income and expenses, net, in the statements of operations for the year ended March 31, 2004. In January 2004, Vertical’s stock began publicly trading. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical, which the Company owned. On July

7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one share of Vertical common stock for each ten shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical common stock to its shareholders. This resulted in a gain of $1,359,966 to the Company for the year ended March 31, 2005.

On July 28, 2004, the Company issued a promissory note payable to an affiliate of Jugal K. Taneja, the Chairman of the Board of the Company, in the principal amount of $50,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 7, 2004, the Company issued a promissory note payable to the Company’s Chairman, Jugal K. Taneja, in the principal amount of $100,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 22, 2004, the Company issued a note payable to Premium Financing Specialists, Inc., for insurance expenses associated with a new policy, in the principal amount of $41,446. The principal together with interest at the rate of 11.25% per annum is payable in nine monthly installments commencing October 21, 2004 in the amount of $4,824.

On October 1, 2004, the Company issued 35,000 restricted shares of its common stock to various consultants for consulting services provided totaling $35,350.

On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 warrants to purchase common stock to a consulting firm, for consulting services provided totaling $195,000. The exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008.

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

The above was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS (the “Shares”). The consideration paid by the Company for the Shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality

Agreement was $5,500,000 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In December 2004, the Company paid an additional $159,420 for the purchase, due to a dollar for dollar increase in the net book value of BOSS as of September 30, 2004, as compared to June 30, 2004. Of the cash paid, $550,000 was placed in escrow and was subsequently disbursed to the sellers six months subsequent to closing. In addition, at closing, the Company paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt. The transaction was accounted for as a purchase. The results of operations of BOSS have been included in the Company’s results of operations since the date of acquisition, October 1, 2004.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$1,725,209
Cash paid to sellers	5,659,420
Cash for acquisition costs	28,255

$7,412,884

The aggregate purchase price was allocated as follows:

Accounts receivable	$954,472
Inventory	2,476,313
Cash acquired	277,780
Property and equipment	232,926
Other assets	192,347
Trademarks	8,062
Goodwill	3,270,984

$7,412,884

An analysis was conducted in connection with the acquisition of BOSS, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were trademarks, which were valued at fair value, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

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

The convertible note accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate on the convertible note is subject to possible downward adjustment as follows:

•	the interest rate will be decreased by 1.0% (or 100 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price prior to an effective registration statement covering the shares of common stock underlying the convertible notes and warrants; and

•	the interest rate will be decreased by 2.0% (or 200 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price after an effective registration statement covering the shares of common stock underlying the convertible notes and warrants, however, the interest rate cannot drop below 0%.

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of March 31, 2005, the outstanding principal balance on the convertible note was $5,062,500. As of March 31, 2005, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

Due to the convertible nature of the note, the Company recorded a charge of $2,066,667 due to the beneficial conversion feature, in accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments”. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the life of the note. The Company allocated $1,413,358 of the aggregate proceeds from the note to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and is amortizing the discount to interest expense over the life of the note. The value of the conversion feature and the original issue discount amortized to interest expense for the year ended March 31, 2005 was $581,574. The discount was determined utilizing the Black-Scholes pricing model with a volatility factor of 139.67% and a risk free interest rate of 4.4%.

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

On October 29, 2004, the Company filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the Company’s common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note issued to Laurus Master Fund, Ltd., in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. On November 15, 2004, the Securities and Exchange Commission declared the Registration Statement to be effective.

The Company incurred loan costs in the amount of $305,818 associated with the $6 million of funding received on September 30, 2004, in connection with the acquisition of BOSS.

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, $498,763, as determined by reference to the Black-Scholes option pricing model, has been recorded as deferred consulting fees and is being amortized over the life of the loan. For the year ended March 31, 2005, the amount amortized as consulting fee was $83,127. As of March 31, 2005, the balance of deferred consulting fees for these options was $415,636, of which the current portion was $166,245 and the long-term portion was $249,391.

On October 25, 2004, the Company sold its 33,222 square foot building located at 6950 Bryan Dairy Road, Largo, Florida to GeoPharma, Inc. for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. The Company was previously leasing the facility to GeoPharma pursuant to a ten-year triple-net lease that would have expired in September 2009.

On October 1, 2004, the Company entered into a Lease Agreement with Robert O’Leary and Linda O’Leary, whereby the Company agreed to lease approximately 26,200 square feet of office and warehouse space for its operations in Scranton, Pennsylvania. This facility is used for the offices, warehousing and shipping operations of BOSS. The lease is for a term of 10 years ending on September 30, 2014. The initial rental under the lease was $90,000 annually.

On January 4, 2005, the Company issued 75,000 restricted shares of its common stock to various employees for bonuses totaling $111,000.

In February 2005, the Company entered into a lease agreement with Yale Mosk & Co., whereby the Company agreed to lease approximately 10,000 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility serves as the Company’s corporate headquarters and is also used for a portion of the Company’s office, warehousing and shipping operations. The lease is for a term of 62 months commencing on May 1, 2005 and ending on June 30, 2010. The initial rental under the lease was $85,000 annually.

In February 2005, the Company entered into an agreement whereby it acquired certain assets of Protech Distributing, Inc., a California corporation. The assets acquired consisted of a customer list and inventory. The Company paid cash in the amount of $153,000 for the customer list and purchased inventory for $108,761. The assets acquired did not constitute a business within the meaning of SFAS 141.

On February 17, 2005, the Company issued 50,000 restricted shares of its common stock to Jugal K. Taneja, the Chairman of the Board of the Company, for consulting services provided totaling $50,000.

Effective March 31, 2005, the Company acquired Dynamic Marketing, Inc., a Rhode Island corporation. DM is engaged in wholesaling and distributing a wide variety of non-prescription dietary supplements, health food and nutritional products, performance drinks, tanning products, exercise accessories and other related products. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire DM to further certain of its business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for the Company.

The above was accomplished pursuant to an Agreement And Plan Of Merger (the “Agreement”), dated March 2, 2005. At the closing, the Company, through its wholly-owned subsidiary, Dynamic Marketing I, Inc., a Florida corporation, acquired all of the issued and outstanding shares of common stock of DM (the “Shares”). Effective March 31, 2005, DM merged into DMI, with DMI being the surviving corporation. The consideration paid by the Company for the Shares was $75,000 in cash, 100,000 restricted shares of the Company’s common stock, the right to receive the earnout payments (the “Earnout”), if any, payable pursuant to the Agreement and an option (the “Option”) to purchase up to an aggregate of 250,000 shares of the Company’s common stock over a three year period with three years vesting and an exercise price of $1.55 per share, based upon and subject to the terms of the form of stock option agreement. In addition, concurrent with the closing, the Company paid an aggregate of $1,946,349 of non-assumable DM obligations.

The Earnout provides for potential additional payments of Company common stock to the seller totaling 150,000 shares based upon the achievement of certain EBITDA (earnings before interest, taxes, depreciation and amortization) goals of DMI, through the year ending March 31, 2008, in relation to the EBITDA for DM for the year ended December 31, 2004, based on DM’s audited financial statements for the year then ended.

The transaction was accounted for as a purchase. The results of operations of DMI have been included in the Company’s results of operations since the date of acquisition, March 31, 2005.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$3,678,481
Cash paid	75,000
Cash paid for acquisition costs	28,809
Common stock issued	165,000
Stock options issued	387,500

$4,334,790

The aggregate purchase price was allocated as follows:

Accounts receivable	$1,117,371
Inventory	1,025,853
Cash acquired	66,821
Property and equipment	459,134
Other assets	358,982
Goodwill	1,306,629

$4,334,790

An analysis was conducted in connection with the acquisition of DM, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible asset was goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

On March 29, 2005, the Company entered into agreements with Laurus Master Fund, Ltd., whereby the Company completed the sale to Laurus of convertible debt and a warrant to purchase Company common stock in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus include the following:

•	A secured convertible minimum borrowing note with a principal amount of $2,000,000;

•	A secured revolving note with a principal amount not to exceed $4,000,000; and

•	A common stock purchase warrant to purchase 750,000 shares of common stock of the Company, at a purchase price of $1.37 per share, exercisable for a period of seven years;

The Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, as defined in the agreements with Laurus. The Company must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. The Company’s obligations under the notes are secured by all of the assets of the Company, including but not limited to inventory and accounts receivable. The notes mature on March 29, 2008. Annual interest on the Notes is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 6%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on April 1, 2005.

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on March 29, 2008. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.13.

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company.

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default. On April 22, 2005, the Company filed such registration statement on Form S-2, which is not effective.

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.9% of the total maximum funds to be borrowed under the Company’s agreements with Laurus. The funding provided for detachable warrants and an embedded conversion feature. Pursuant to EITF Issue No. 00-27, the Company recorded a discount utilizing the Black-Scholes pricing model for the warrants and the conversion feature of $1,431,633, which is being amortized as interest expense over the life of the loan. A volatility factor of 95.01% and risk free interest rate of 4.44% was used.

The proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc., costs associated with the acquisition and for working capital. The Company had borrowed $3 million on this note as of March 31, 2005. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company is permitted to bring the ratios into compliance within one year from the date of the note.

The Company incurred loan costs in the amount of $221,674 associated with the $4 million of funding received on March 29, 2005, in connection with the acquisition of DM.

On April 22, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 2,944,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 29, 2005 Secured Convertible Notes issued to Laurus, in the principal amount of $4,000,000 and up to 750,000 shares issuable upon the exercise of common stock purchase warrants. Such Registration Statement is not effective.

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

On March 29, 2005, the Company entered into an Assignment and Assumption of Lease agreement with Dynamic Marketing, Inc., effective March 31, 2005, whereby the Company agreed to assume the lease for approximately 14,725 square feet of warehouse space for its warehousing and shipping operations in Henderson, Nevada, for the balance of the lease term. This facility is used for a portion of the warehousing and shipping operations of DMI. The lease is for a term of 62 months commencing on December 8, 2000 and ending on March 8, 2006. The initial rental under the lease on March 31, 2005 was $76,568 annually.

Item 7. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Annual Report, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Jugal K. Taneja	61	Chairman of the Board and Director	1992

Mandeep K. Taneja	31	Chief Executive Officer, President and Director	2000

Cani I. Shuman	48	Chief Financial Officer, Secretary, Treasurer and Director	2001

Kotha S. Sekharam, Ph.D.	54	Director	1995

Rakesh K. Sharma, M.D.	47	Director	1999

Morton L. Stone	74	Director	2002

David W. Brown	41	Director	2005

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

Background of Executive Officers and Directors

Jugal K. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 2002, he also served as the Company’s Chief Executive Officer. In addition to his service to the Company, Mr. Taneja operates several other companies. He has served as Co-Chairman of DrugMax, Inc. since December 2004. He previously served as Chairman of the Board of DrugMax, Inc., and from October 2000 until December 2004 has served as DrugMax’s Chief Executive Officer. He previously served as DrugMax’s Chief Executive Officer from its inception in October 1993 through April 1995, and again from January 1996 until August 1999. Further, he served at various times over the years as DrugMax’s President and Secretary. DrugMax is a publicly-held company operating as a business to business wholesaler and retailer of pharmaceuticals, over-the counter drugs, health and beauty care products and private label dietary supplements. Mr. Taneja also serves as a director and Chairman of the Board of GeoPharma, Inc., a publicly-held company that manufactures and distributes nutritional and health products, and manufactures generic and over-the-counter drugs. Mr. Taneja also serves as a director of Vertical Health Solutions, Inc., a publicly-held company that distributes veterinary products. Mr. Taneja holds degrees in Petroleum Engineering, Mechanical Engineering, and a Masters in Business Administration from Rutgers University.

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

Cani I. Shuman has served as a director of the Company since August 2001 and has served as the Company’s Chief Financial Officer since November 2000. Ms. Shuman has served as the Company’s Secretary and Treasurer since April 2000, and was Corporate Controller of the Company from February 1999 through November 2000. Prior to that she served as Chief Financial Officer of the Company since January 1998. Prior to her employment with the Company in January 1998, she was employed in public accounting with Hacker, Johnson, Cohen & Grieb, PA, and Copeland and Company, CPAs since January 1994. Prior to that, she held accounting positions in private industry. Ms. Shuman is a certified public accountant and holds a Bachelor of Science degree in Accounting from the University of South Florida.

Dr. Kotha S. Sekharam has served as a director of the Company since June 1996 and served as the Company’s President from June 1996 through November 2000. Dr. Sekharam was a founder and a director of Nu-Wave Health Products, Inc., and served as its President from June 1996 through March 1998, and served as Nu-Wave’s Vice President from September 1995 until June 1996. The Company acquired 80% of Nu-Wave in September 1995 and the additional 20% of Nu-Wave in July 1997. From 1992 until September 1995, he served as Director of Research and Development of Energy Factors, acquired by the Company in June 1998. Dr. Sekharam is also President of GeoPharma, Inc., a publicly-held company that manufactures and distributes nutritional and health products, and manufactures generic and over-the-counter drugs. Dr. Sekharam holds a Ph.D. in food sciences from Central Food Technological Research Institute, Mysore, India, a United Nations university center and has over 15 years of experience in the food and health industry.

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

David W. Brown became a director of the Company in February 2005. He has served as President and Chief Executive Officer of SYMCO, Inc., a manufacturer and distributor of dietary supplements, since October 2004. Prior to that he served as General Manager of Nutrition Business Advisors, LLC since August 2003. Prior to that Mr. Brown served as a Director, President and Chief Executive Officer of Metabolife International, Inc. since August 2000. Prior to that he served as President of Natural Balance, Inc. since June 1996. Mr. Brown holds a Bachelors of Art degree in Japanese from Brigham Young University. He also holds a Juris Doctorate from Cornell University Law School and is a member of the California and Colorado bar associations.

Audit Committee

The Company has an audit committee, which consists of Dr. Kotha S. Sekharam, Morton L. Stone and David W. Brown. At this time, an audit committee financial expert is not required for the Company and it does not have an audit committee financial expert serving on its audit committee.

Compensation Committee

The Company has a compensation committee, which consists of Dr. Rakesh K. Sharma, Morton L. Stone and David W. Brown.

Executive Committee

The Company has an executive committee, which consists of Mandeep K. Taneja, Cani I. Shuman and David W. Brown.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, furnished to the Company during the years ended March 31, 2004 and 2005, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s common stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the year ended March 31, 2005, except the following:

Name	Number of Late Filings
Jugal K. Taneja	1
William LaGamba	5
Morton L. Stone	4
Rakesh K. Sharma	2
David W. Brown	1

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to the Company’s March 31, 2003 Annual Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the Company’s executive officers for the fiscal years ended March 31, 2005, 2004 and 2003. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (shares)	Securities Underlying Options/ SARs (#) (2)	LTIP Payouts ($)	All Other Compensation ($)
Mandeep K. Taneja, Chief Executive Officer And President (3)	2005 2004 2003	156,000 153,000 105,000	— 9,360 —	— — —	40,000 — —	— 25,000 100,000	— — —	— — —
Cani I. Shuman, Chief Financial Officer, Secretary and Treasurer	2005 2004 2003	78,000 75,000 70,500	— 4,680 —	— — —	30,000 — —	— 25,000 100,000	— — —	— — —
Jugal K. Taneja, Chairman (4) (5)	2005 2004 2003	150,000 150,000 195,000	— — —	— — —	50,000 — —	— 50,000 200,000	— — —	— — —

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	Effective December 20, 2002 and January 23, 2004, the Company’s officers and directors were granted common stock options by action of the Company’s Board of Directors. The options vest pro rata over a three-year period beginning December 20, 2003 and January 23, 2005, respectively. The exercise price of the options for the December 20, 2002 grant was $0.1625 ($0.65 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.00, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. For an officer or director who, at the time of the grant, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the of the options for the December 20, 2002 grant was $0.17875 ($0.715 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.10, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant.
(3)	Mr. Mandeep Taneja served as the Company’s Chief Executive Officer since December 2002.
(4)	Mr. Jugal Taneja served as the Company’s Chief Executive Officer until June 1998 and from November 1999 until February 2002, and has served as a Consultant since February 2002.
(5)	Effective October 1, 2004, the Company granted options to purchase 500,000 shares of the Company’s common stock to Mr. Jugal Taneja, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The compensation described in the table does not include these options.

During the year ended March 31, 2005, the Company paid each director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attended at least three meetings during the year. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

Consulting Agreement

Jugal K. Taneja has been a valuable employee of the Company and management of the Company realized that Mr. Taneja has demonstrated a keen understanding of the Company’s operations, such that it is desirable to retain Mr. Taneja’s services under a consulting agreement. On February 14, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja, to reflect his current position as a consultant to the Company. During the three year term of the Consulting Agreement, commencing January 1, 2002, Mr. Taneja shall be deemed to be an independent contractor and is free to devote his time, energy and skill to any such person, firm or company as he deems advisable. The annual compensation payable under the agreement was $240,000, as consideration for the services to be rendered under the agreement. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. The agreement contains confidentiality and non-compete provisions. The agreement has continued under the same terms and amounts, however, there is not written agreement at this time.

Employment Agreements

On September 30, 2004, the Company, through its wholly-owned subsidiary, BOSS, entered into an Employment Agreement with Joseph Mies to serve as BOSS’s Chief Operating Officer, effective October 1, 2004. The Employment Agreement provides for an initial three-year term ending September 30, 2007, with an annual base compensation of $100,000. The agreement contains a provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances.

On March 30, 2005, the Company, through its wholly-owned subsidiary, DMI, entered into an Employment Agreement with Gregg Madsen to serve as DMI’s Chief Operating Officer, effective March 31, 2005. The Employment Agreement provides for an initial three-year term ending March 30, 2008, with an annual base compensation of $125,000. The agreement contains a provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. In addition, On March 30,2005, Mr. Madsen was granted options to purchase 300,000 shares of the Company’s common stock. The options vest over a three-year period beginning March 31, 2005.

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

On January 23, 2004, the Board of Directors of the Company approved the retroactive granting of 700,000 (125,000 pre-split) options, effective as of December 20, 2002, and on January 23, 2004, the granting of 205,000 options, to be allocated to each of the Company’sofficers and directors as of the respective dates. The exercise price of the options for the December 20, 2002 grant was $0.1625 ($0.65 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.00, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. For an officer or director who, at the time of the grant, owned stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the of the options for the December 20, 2002 grant was $0.17875 ($0.715 pre-split) and the exercise price of the options for the January 23, 2004 grant was $1.10, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. Each of the employees of record were to receive the options based on their years of service and their salary.

During the year ended March 31, 2005, there were no options granted to executive officers of the Company.

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of March 31, 2005 2004 was $415,636. The initial valuation of these options was $498,763. For the year ended March 31, 2005, the Company included compensation expense in the amount of $83,127 in selling, general and administrative expenses in the statements of operations, for these options.

In connection with the purchase of Dynamic Marketing, Inc., effective March 31, 2005, the Company granted an option to purchase up to an aggregate of 250,000 shares of the Company’s common stock to Gregg Madsen. The options vest approximately equally over the three-year period, commencing March 31, 2006, at an exercise price of $1.55 per share, based upon and subject to the terms of the form of stock option agreement.

In connection with the Company entering into an Employment Agreement with Gregg Madsen to serve as DMI’s Chief Operating Officer, effective March 31, 2005, Mr. Madsen was granted options to purchase 300,000 shares of the Company’s common stock. The options vest equally over a three-year period, commencing March 31, 2005. The exercise price of $1.08, for the options, was determined based upon the average closing price of the Company’s common stock during the five trading days immediately preceding the Employment Agreement. These options were issued pursuant to the 1999 Stock Option Plan.

The following represents the common stock options outstanding as of March 31, 2004 and 2005.

Option balance outstanding, March 31, 2003	700,000
Granted	205,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2004	905,000
Granted	1,050,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2005	1,955,000

As of March 31, 2005, of the 1,955,000 options outstanding, 534,982 options were vested, with 1,420,018 being nonvested.

Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 31, 2005 with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership(2)	Approximate Percent Of Class
Common	Jugal K. Taneja(3)	4,691,706	32.2%
Common	Manju Taneja(4)	1,781,404	12.2%
Common	William L. LaGamba(5)	1,769,000	12.2%
Common	Michele LaGamba(6)	1,769,000	12.2%
Common	Mandeep K. Taneja(7)	1,594,993	11.0%
Common	Mihir K. Taneja	1,479,996	10.2%
Common	Kotha S. Sekharam, Ph.D.(8)	540,794	3.7%
Common	Morton L. Stone(9)	188,030	1.3%
Common	Cani I. Shuman(10)	104,997	0.7%
Common	Rakesh K. Sharma, M.D.(11)	78,330	0.5%
Common	David W. Brown	0	0%
Common	All officers and directors as a group (7 persons)	7,198,850	49.4%

(1)	Except as otherwise noted, the address for the above identified officers and directors of the Company is c/o Dynamic Health Products, Inc. at 12399 Belcher Road South, Suite 140, Largo, FL 33773.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	Includes 1,652,740 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s spouse, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 2,680,304 shares owned by Carnegie Capital, Ltd. and (ii) 80,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. Includes 149,998 shares issuable upon exercise of currently exercisable options.
(4)	Includes 128,664 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 2,680,304 shares owned by Carnegie Capital, Ltd., and (ii) 80,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 784,000 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 504,000 shares held by Mr. LaGamba as custodian for their minor children.
(6)	Includes 481,000 shares owned by William L. LaGamba, and 504,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.
(7)	Includes 74,997 shares issuable upon exercise of currently exercisable options.
(8)	Includes 40,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s spouse, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership. Includes 78,330 shares issuable upon exercise of currently exercisable options.
(9)	Includes 78,330 shares issuable upon exercise of currently exercisable options.
(10)	Includes 74,997 shares issuable upon exercise of currently exercisable options.
(11)	Includes 78,330 shares issuable upon exercise of currently exercisable options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of

$654,241 to the Company. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of March 31, 2005 and 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net (see Note 4).

In October 2003, the Company received payment of $53,936 of dividends receivable from Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company, in the form of 269,680 shares of common stock of Vertical. The dividend was included in other income and expenses, net, in the statements of operations for the year ended March 31, 2004. In January 2004, Vertical’s stock began publicly trading. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical, which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one share of Vertical common stock for each ten shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical common stock to its shareholders. This resulted in a gain of $1,359,966 to the Company for the year ended March 31, 2005.

For the years ended March 31, 2005 and 2004, the Company charged Vertical consulting fees totaling $5.213 and $8,725, respectively, for accounting and administrative services. The charge was on an hourly basis for services rendered. As of March 31, 2005 and 2004, approximately $325 and $4,138, respectively, were due from Vertical and are included in amounts due from affiliates. As of March 31, 2005 and 2004, the Company’s investment in Vertical is included in marketable equity securities, net (see Note 4 and Note 12).

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2005, $301 was due from Tribeca and is included in due from affiliates. As of March 31, 2004, $1,281 was due to Tribeca and is included in obligations to affiliates.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc. (“Innovative”), a wholly-owned subsidiary of GeoPharma, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contained an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The option to continue was exercised and on January 1, 2004 the Company terminated the sublease. The rental under the sublease was $33,384 annually.

On January 1, 2004, the Company entered into a verbal agreement with Innovative, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet until May 1, 2005, at which time the sublease was terminated. The initial rental under the sublease was $41,066 annually.

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

For the years ended March 31, 2005 and 2004, purchases of products from subsidiaries of GeoPharma were $476,952 and $698,559, respectively, and sales of products to subsidiaries of GeoPharma $18,774 and $2,900, respectively. As of March 31, 2005 and 2004, $66,151 and $242,113, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the year ended March 31, 2004, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were $89,642. For the year ended March 31, 2004, the Company charged T&L fees totaling $1,454 for prescription services provided. The charge was on an hourly basis for services rendered. For the year ended March 31, 2005, there were no purchases of products from T&L and no prescription services were provided to T&L. As of March 31, 2005 and 2004, zero and $5,192, respectively, were due from T&L and are included in amounts due from affiliates, and $1,898 and $1,898, respectively, were due to T&L and are included in obligations to affiliates.

For the year ended March 31, 2004, sales of products to Generilean Health Systems, LLC (“GHS”), an affiliate of the Company (see Note 10), were $393.

For the year ended March 31, 2004, sales of products to OTB Products, LLC (“OTB”), an affiliate of the Company, were $11,514. In addition, for the year ended March 31, 2004, the Company charged OTB fees of $37,890 for prescription services provided and $5,856 for consulting services provided. The charges were based on both hourly and monthly rates. OTB was a 50% partner in Generilean, a Florida limited liability company in which the Company was a 50% partner.

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

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, as determined by reference to the Black Scholes Model, has been recorded as a prepaid expense and is being amortized over the life of the loan.

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(7)

10.1	Stock Purchase Agreement by and among the Company, Robert T. O’Leary, Linda O’Leary, and Bob O’Leary Health Food Distributor Co., Inc., dated as of September 10, 2004. (5)

10.2	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.3	Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.4	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.5	Guaranty issued by Jugal K. Taneja to Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.6	Subsidiary Guaranty between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.7	Supplemental Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.8	Subsidiary Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.9	Secured Convertible Term Note issued by the Company to Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.10	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.11	Agreement And Plan Of Merger by and among the Company and Gregg Madsen and Dynamic Marketing, Inc., dated as of March 2, 2005. (8)

10.12	Security Agreement by and among the Company and Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.13	Secured Revolving Note issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.14	Secured Convertible Minimum Borrowing Note issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.15	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.16	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.17	Amendment No. 1 to Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (9)

10.18	Employment Agreement between the Company and Joseph Mies, dated as of September 30, 2004.

10.19	Employment Agreement between the Company and Gregg Madsen, dated as of March 30, 2005. (10)

10.20	Lease Agreement by and between the Company and Robert O’Leary and Linda O’Leary, dated as of October 1, 2004.

10.21	Warehouse/Office Lease by and between the Company and Yale Mosk & Co, dated as of February 8, 2005.

10.22	Lease Agreement by and between the Company and GAM Realty, LLC, dated as of March 29, 2005.

10.23	Industrial Real Estate Lease by and between Dynamic Marketing, Inc. and Pacific Industrial Park L.L.C., dated as of December 8, 2000.

14.1	Code of Ethics of Dynamic Health Products, Inc. (4)

21.1	Dynamic Health Products, Inc. – List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, file number 0-23031, filed in Washington, D.C. on June 30, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2004, file number 0-23031, filed in Washington, D.C. on September 10, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, file number 0-23031, filed in Washington, D.C. on October 6, 2004.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 3, 2005, file number 0-23031, filed in Washington, D.C. on March 3, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2005, file number 0-23031, filed in Washington, D.C. on April 1, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated March 31, 2005, file number 0-23031, filed in Washington, D.C. on June 14, 2005.

(b) Reports on Form 8-K.

During the three month period ending March 31, 2005, the Company filed seven reports on Form 8-K.

Form 8-K dated January 6, 2005, with respect to the Company’s press release concerning the Company’s current activities.

Form 8-K dated February 16, 2005, with respect to the Company’s press release concerning the Company’s results of operations.

Form 8-K dated March 3, 2005, with respect to the Company’s entry into an Agreement And Plan of Merger, for the purchase of Dynamic Marketing, Inc.

Form 8-K dated March 29, 2005, with respect to the Company’s completion of the sale to Laurus Master Fund, Ltd. of a material secured convertible note, a secured revolving note and warrants to purchase shares of the Company’s common stock.

Form 8-K dated March 31, 2005, with respect to the Company’s completion of the acquisition of Dynamic Marketing, Inc.

Form 8-K/A dated March 31, 2005, with respect to the Company’s completion of the acquisition of Dynamic Marketing, Inc. The audited financial statements of Dynamic Marketing, Inc. for the three years ended December 31, 2004, 2003 and 2002 were included in this filing.

Form 8-K/A dated March 31, 2005, with respect to the Company’s completion of the acquisition of Dynamic Marketing, Inc. The pro forma financial information required pursuant to Article 11 of Regulation S-X for this acquisition was included in this filing.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Total fees billed for professional services rendered by the Company’s principal accountant for the audit and review of the Company’s financial statements included in the Company’s Form 10-QSBs and Form 10-KSBs, and services provided in connection with the Company’s Form 8-Ks and Form S-8s, for the years ended March 31, 2005 and 2004 were $21,669 and $16,900, respectively.

Tax Fees

Total fees billed for professional services rendered by the Company’s principal accountant for tax services relating to the preparation of the Company’s federal and state income tax returns, preparation of the Company’s intangible tax returns, and tax advice and planning during the years ended March 31, 2005 and 2004 were $8,353 and $9,835, respectively.

During the years ended March 31, 2005 and 2004, the Company’s principal accountant only performed audit and tax related services, as indicated above.

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

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC HEALTH PRODUCTS, INC.

Date: July 14, 2005	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on July 14, 2005.

Signature		Title
By:	/s/ Jugal K. Taneja Jugal K. Taneja	Chairman of the Board and Director

By:	/s/ Mandeep K. Taneja Mandeep K. Taneja	Chief Executive Officer, President and Director

By:	/s/ Cani I. Shuman Cani I. Shuman	Chief Financial Officer, Secretary, Treasurer and Director

By:	/s/ Kotha S. Sekharam Kotha S. Sekharam	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2005 and 2004 and the consolidated results of operations and cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
July 1, 2005

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31,

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$1,870,561	$219,119
Marketable equity securities, net	1,162,546	3,806,324
Accounts receivable, net	2,720,424	154,230
Inventories, net	4,901,437	189,193
Prepaid expenses	389,978	43,468
Deferred consulting fees	308,745	—
Other current assets	218,465	56,345
Due from affiliates	959	10,605
Note receivable from affiliate	43,528	40,481

Total current assets	11,616,643	4,519,765

Property, plant and equipment, net	759,519	1,314,399

Goodwill	4,577,613	—
Intangible assets, net	625,842	25,842
Deferred consulting fees	298,141	—
Other assets	65,209	5,141

Total assets	$17,942,967	$5,865,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,572,344	$—
Current portion of long-term obligations	876,510	27,023
Capital lease obligation	546	—
Accounts payable	5,160,608	126,086
Other payables	272,893	95,413
Accrued expenses	384,982	68,411
Accrued income taxes	5,009	—
Obligations to affiliates	78,944	245,292
Note payable	18,851	13,043

Total current liabilities	8,370,687	575,268

Long-term obligations, less current portion	1,399,272	813,491
Deferred income taxes	336,999	1,189,300

Total liabilities	10,106,958	2,578,059

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 14,024,592 and 12,774,834 shares issued and outstanding	140,246	127,748
Additional paid-in capital	8,646,924	2,671,568
Retained earnings (deficit)	(1,662,763)	(1,798,719)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	711,602	2,286,491

Total shareholders’ equity	7,836,009	3,287,088

Total liabilities and shareholders’ equity	$17,942,967	$5,865,147

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2005	2004
Revenues:
Distribution	$16,008,631	$1,677,405
Prescription services	70,897	215,134

Total revenues	16,079,528	1,892,539

Cost of goods sold:
Distribution	13,779,997	768,854
Prescription services	62,815	173,699

Total cost of goods sold	13,842,812	942,553

Gross profit:
Distribution	2,228,634	908,551
Prescription services	8,082	41,435

Total gross profit	2,236,716	949,986

Operating expenses:
Selling, general and administrative expenses	3,164,913	1,263,909
Amortization expense	67,736	1,597
Depreciation expense	68,697	84,534

Total operating expenses	3,301,346	1,350,040

Operating loss before other income and expense	(1,064,630)	(400,054)

Other income (expense):
Interest income	5,357	3,104
Other income and expenses, net	93,600	283,895
Gain on distribution of investment	1,349,966	—
Gain (loss) on sale of property	654,241	(1,335)
Gain on sale of investment	—	71,843
Losses on marketable equity securities, net	—	(102,434)
Equity in income (loss) of affiliated companies	—	(6,500)
Interest expense	(869,003)	(96,169)

Total other income (expense)	1,234,161	152,404

Income (loss) before income taxes	169,531	(247,650)

Income tax expense (benefit)	33,575	(138,979)

Net income (loss)	135,956	(108,671)

Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$135,956	$(108,671)

Basic income (loss) per share	$0.01	$(0.01)

Basic weighted average number of common shares outstanding	12,991,512	12,387,611

Diluted income (loss) per share	$0.01	$(0.01)

Diluted weighted average number of common shares outstanding	18,170,991	12,387,611

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2005 AND 2004

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars			Unrealized Gains (Losses) on Securities
Balances at March 31, 2003	—	$—	—	$—	12,331,500	$123,315	$2,445,655	$(1,690,048)	$(65,856)	$813,066
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(108,671)		(108,671)
Unrealized gains (losses) on marketable equity securities (net of tax of $1,323,196)	—	—	—	—	—	—	—	—	2,352,347	2,352,347

Comprehensive income (loss)										2,243,676
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(5)	—		(5)
Issuance of 83,334 shares of common stock in payment of accrued consulting fees	—	—	—	—	83,334	833	49,518	—		50,351
Issuance of 260,000 shares of common stock in payment of accrued consulting fees and related party obligations	—	—	—	—	260,000	2,600	127,400	—		130,000
Issuance of 100,000 shares of common stock in payment of accrued consulting fees	—	—	—	—	100,000	1,000	49,000	—		50,000

Balances at March 31, 2004	—	—	—	—	12,774,834	127,748	2,671,568	(1,798,719)	2,286,491	3,287,088
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	135,956		135,956
Unrealized gains (losses) on marketable equity securities (net of tax of $885,875)	—	—	—	—	—	—	—	—	(1,574,889)	(1,574,889)

Comprehensive income (loss)										(1,438,933)
Issuance of 300,000 common stock warrants for consulting services	—	—	—	—	—	—	270,000	—		270,000
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	—	—	—	—	—	—	(1,532,979)	—		(1,532,979)
Issuance of 1,375,000 common stock warrants associated with $6 million funding	—	—	—	—	—	—	3,480,025	—		3,480,025
Issuance of 500,000 common stock options for guarantee of long-term debt	—	—	—	—	—	—	498,763	—		498,763
Issuance of 35,000 shares of common stock for consulting services	—	—	—	—	35,000	350	35,000	—		35,350
Issuance of 200,000 common stock warrants for consulting services	—	—	—	—	—	—	195,000	—		195,000
Conversion of long-term debt and interest to common stock at $.90 per share, net of registration costs	—	—	—	—	989,758	9,898	877,697	—		887,595
Issuance of 75,000 shares of common stock for employee bonuses	—	—	—	—	75,000	750	110,250	—		111,000
Issuance of 50,000 shares of common stock for consulting services	—	—	—	—	50,000	500	58,500	—		59,000
Issuance of 750,000 common stock warrants associated with $4 million funding	—	—	—	—	—	—	1,431,633	—		1,431,633
Issuance of 100,000 shares of common stock for purchase of Dynamic Marketing, Inc.	—	—	—	—	100,000	1,000	164,000	—		165,000
Issuance of 250,000 common stock options for purchase of Dynamic Marketing, Inc.	—	—	—	—	—	—	387,500	—		387,500
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(33)	—		(33)

Balances at March 31, 2005	—	$—	—	$—	14,024,592	$140,246	$8,646,924	$(1,662,763)	$711,602	$7,836,009

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2005	2004
Cash flows from operating activities:
Net income (loss)	$135,956	$(108,671)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	136,433	86,131
Common stock issued for consulting fees	94,350	—
Common stock issued for employee bonuses	111,000	—
Amortization of deferred consulting fees	356,877	—
Amortization of debt discount to interest expense	585,551	—
Common stock issued in payment of interest expense	140,781	—
Equity in (income) loss of affiliated companies	—	6,500
Gain on sale of property	(654,241)	—
Loss on disposition of equipment	—	1,335
Gain on distribution of marketable equity securities	(1,349,966)	—
Gain on sale of investment	—	(71,843)
Losses on sales of marketable equity securities, net of effect of deferred income taxes	—	65,389
Changes in operating assets and liabilities:
Accounts receivable	(490,791)	(103,075)
Inventories	(1,210,078)	(163,531)
Due to/from affiliates, net	(213,419)	152,688
Prepaid expenses	(94,108)	33,483
Other current assets	134,542	(48,616)
Other assets	(19,919)	6,899
Accounts payable	2,662,829	27,367
Other payables	138,068	9,449
Accrued expenses	(337,838)	155,829
Accrued income taxes	5,009	(5,746)
Deferred income taxes	33,575	(96,852)

Net cash provided by (used in) operating activities	164,611	(53,264)

Cash flows from investing activities:
Purchases of property and equipment	(55,830)	(25,963)
Proceeds from sale of property	1,911,110	—
Purchase of Bob O’Leary Health Food Distributor Co., Inc., net of cash acquired	(5,409,895)	—
Purchase of Dynamic Marketing, Inc., net of cash acquired	(1,983,337)	—
Purchase of investment	—	(6,500)
Proceeds from sale of investment	—	250,000
Proceeds from sale of marketable equity securities	—	4,781
Redemption of certificate of deposit	—	45,917
Purchase of customer list	(153,000)	—
Purchase of trademark	(1,977)	(2,856)

Net cash provided by (used in) investing activities	(5,692,929)	265,379

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	5,734,500	—
Payments of long-term obligations	(1,253,891)	(39,560)
Proceeds from issuance of short-term obligations	2,812,500	—
Payments of short-term obligations	(35,638)	(25,164)
Payments of loan costs	(74,492)	—
Payment of common stock registration costs	(3,186)	—
Payment of fractional shares on common stock exchanged	(33)	(5)
Proceeds from issuance of related party obligations	150,000	47,819
Payments of related party obligations	(150,000)	—

Net cash provided by (used in) financing activities	7,179,760	(16,910)

Net increase in cash	1,651,442	195,205

Cash at beginning of period	219,119	23,914

Cash at end of period	$1,870,561	$219,119

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

FOR THE YEARS ENDED MARCH 31,

	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$108,790	$89,548

Cash paid during the period for income taxes	$5,250	$50,664

Supplemental schedule of non-cash investing activities:
Issuance of common stock for payment of purchase of Dynamic Marketing, Inc.	$165,000	$—

Issuance of common stock options for payment of purchase of Dynamic Marketing, Inc.	$387,500	$—

Exchange of investment in preferred stock of affiliate to investment in common stock of affiliate	$—	$179,846

Exchange of dividends receivable from affiliate to investment in common stock of affiliate	$—	$53,936

Supplemental schedule of non-cash financing activities:
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	$1,532,979	$—

Issuance of common stock warrants for funding	$4,911,658	$—

Payment of loan costs for the issuance of long-term obligations	$453,000	$—

Issuance of common stock options for guarantee of long-term obligation	$498,763	$—

Issuance of common stock for payment of long-term obligation	$750,000	$—

Issuance of common stock warrants for consulting services	$465,000	$—

Issuance of common stock for consulting services	$94,350	$180,185

Issuance of common stock for employee bonuses	$111,000	$—

Issuance of short-term obligation for prepaid expenses	$41,446	$38,207

Issuance of common stock for payment of related party note payable	$—	$50,166

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Dynamic Health Products, Inc. (“Company”) develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products, and provides prescription services. The Company’s products are primarily marketed throughout the United States to independent pharmacies, regional and national chain drug stores, mail order facilities, mass merchandisers, deep discounters, gyms, health food stores, internet companies, distributors and brokers. In addition, the Company markets its products directly to consumers through infomercials, catalog sales, direct mail and through its web sites. The Company’s prescription services were marketed directly to consumers through a variety of marketing techniques including general public advertising and direct mail solicitations.

a. Principles of Consolidation

The accompanying consolidated financial statements as of and for the year ended March 31, 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (FL), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc., and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (NV), Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements as of and for the year ended March 31, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc. (FL), formerly known as J.Labs, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc., and its subsidiary Dynamic Financial Consultants, LLC, formerly known as Dynamic Life Asia, LLC, Bryan Capital Limited Partnership, and Pharma Labs Rx, Inc. (NV). Significant intercompany balances and transactions have been eliminated in consolidation.

b. Industry Segments

In accordance with the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures About Segments Of An Enterprise And Related Information” (SFAS 131), a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. The measure used by the Company’s chief operating decision maker is a business segment’s gross profit. As of and for the years ended March 31, 2005 and 2004, the Company had two industry segments that accompany corporate: distribution and prescription services. Each of the business segments total revenues for the years ended March 31, 2005 and 2004 are presented on the face of the statements of operations (see Note 20).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

d. Investments in Equity Securities

At March 31, 2005 and 2004, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

e. Accounts Receivable

Accounts receivable, net are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances (see Note 5).

f. Inventories

Inventories, net, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 6).

g. Property, Plant and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives (buildings 20 years, all other asset categories range from three to seven years). Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated methods are used for tax depreciation.

h. Equity Method Investments

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Intangible Assets

Intangible assets consist primarily of goodwill and loan costs. Effective April 1, 2002 with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill And Other Intangibles” (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from one to five years. Loan costs are amortized on a straight-line basis over the life of the loan. Intangible assets with indefinite lives will be tested for impairment yearly and will also be tested for impairment between the annual tests, should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected September 30 as the annual date to test these assets for impairment.

j. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets” (SFAS 144), the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded as of and for the years ended March 31, 2005 and 2004.

k. Income Taxes

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and common stock warrants, officer, employee and non-employee stock options and warrants are considered potentially dilutive and are included in the fully diluted share calculation at March 31, 2005 (see Note 18). During the year ended March 31, 2004, common stock equivalents were not considered, as their effect would be anti-dilutive.

m. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2005 and 2004, as well as the reported amounts of revenues and expenses for the years ended March 31, 2005 and 2004. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

n. Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (SAB101), revenues for the distribution segment result from product sales and are recognized by the Company upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to customers). Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Costs incurred by the Company for shipping and handling are included in cost of goods sold. Revenues for the prescription services segment result from non-product related administrative fees earned principally for pharmacy network management and are recorded when performance occurs and collectibility is assured.

o. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting On Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Costs for direct-response advertising through infomercials are expensed as the advertising program first occurs. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $254,478 and $49,466 for the years ended March 31, 2005 and 2004, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting By A Customer (Including A Reseller) For Certain Consideration Received From A Vendor”. These allowances are included as a reduction in cost of goods sold and were $144,450 and zero, respectively, for the years ended March 31, 2005 and 2004, respectively.

p. Research and Development Costs

The Company charges research and development costs to expense as incurred.

q. Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted during the year ended March 31, 2005, except for the amortization of deferred compensation expense that arose in connection with those options granted on October 1, 2004, to Jugal Taneja, the Chairman of the Board of the Company, for his guarantee of the Laurus convertible debt (see Note 3). If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 16). No compensation expense has been recognized for stock options granted during the year ended March 31, 2004.

The Company has adopted only the disclosure provision of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans (see Note 16).

r. Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Short-Term Obligations: The fair value of the Company’s fixed-rate short-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2005 and 2004, the fair value of the Company’s short-term obligations approximated its carrying value.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revolving Note Payable: The carrying amount of the Company’s revolving note payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2005 and 2004, the fair value of the Company’s long-term obligations approximated its carrying value.

s. Accounting For Financial Instruments

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting For Certain Financial Instruments With Characteristics Of Both Liabilities And Equity” (SFAS 150). SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted SFAS 150 and its related adoption provisions as reflected and as applicable to the September 30, 2004 convertible term note transaction as discussed in Note 13, Long-Term Obligations and to the March 29, 2005 revolving note discussed in Note 12, Short-Term Obligations.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

t. Recently Issued Accounting Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for interim or annual periods beginning after June 15, 2005, and, therefore, will be effective for the Company beginning with the third quarter of 2005. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes option pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

u. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2004 to conform to the presentation as of and for the year ended March 31, 2005.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 2 – ACQUISITIONS

Acquisition of Bob O’Leary Health Food Distributor Co., Inc.

Effective October 1, 2004, the Company acquired 100% of the common stock of Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), a Pennsylvania corporation. BOSS is engaged in developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, vitamins, health food and nutritional products, soft goods and other related products. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire BOSS to further certain of its business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for the Company.

The above was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004. At the closing, the Company acquired all of the issued and outstanding shares of common stock of BOSS (the “Shares”). The consideration paid by the Company for the Shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement was $5,500,000 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In December 2004, the Company paid an additional $159,420 for the purchase, due to a dollar for dollar increase in the net book value of BOSS as of September 30, 2004, as compared to June 30, 2004. Of the cash paid, $550,000 was placed in escrow and was subsequently disbursed to the sellers six months subsequent to closing. In addition, at closing, the Company paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt. The transaction was accounted for as a purchase. The results of operations of BOSS have been included in the Company’s results of operations since the date of acquisition, October 1, 2004.

In conjunction with the acquisition, the Company completed the placement of $6 million in secured convertible notes and warrants to Laurus Master Fund, Ltd. (see Note 13).

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$1,725,209
Cash paid to sellers	5,659,420
Cash for acquisition costs	28,255

$7,412,884

The aggregate purchase price was allocated as follows:

Accounts receivable	$954,472
Inventory	2,476,313
Cash acquired	277,780
Property and equipment	232,926
Other assets	192,347
Trademarks	8,062
Goodwill	3,270,984

$7,412,884

+DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 2 – ACQUISITIONS (Continued)

An analysis was conducted in connection with the acquisition of BOSS, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were trademarks, which were valued at fair value, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

The unaudited pro forma effect of the acquisition of BOSS on the Company’s revenues, net income and net income per share, had the acquisition occurred on April 1, 2004 and 2003, respectively, for the years ended March 31, 2005 and 2004 are as follows:

	2005	2004
Revenues	$31,205,545	$31,617,733

Net income	$596,928	$609,813

Basic income per share	$0.05	$0.05

Diluted income per share	$0.03	$0.05

Acquisition of Dynamic Marketing, Inc.

Effective March 31, 2005, the Company acquired Dynamic Marketing, Inc. (“DM”), a Rhode Island corporation. DM is engaged in wholesaling and distributing a wide variety of non-prescription dietary supplements, health food and nutritional products, performance drinks, tanning products, exercise accessories and other related products. It was determined by management and the Board of Directors of the Company that it would be in the best interest of the Company to acquire DM to further certain of its business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for the Company.

The above was accomplished pursuant to an Agreement And Plan Of Merger (the “Agreement”), dated March 2, 2005. At the closing, the Company, through its wholly-owned subsidiary, Dynamic Marketing I, Inc. (“DMI”), a Florida corporation, acquired all of the issued and outstanding shares of common stock of DM (the “Shares”). Effective March 31, 2005, DM merged into DMI, with DMI being the surviving corporation. The consideration paid by the Company for the Shares was $75,000 in cash, 100,000 restricted shares of the Company’s common stock, the right to receive the earnout payments (the “Earnout”), if any, payable pursuant to the Agreement and an option (the “Option”) to purchase up to an aggregate of 250,000 shares of the Company’s common stock over a three year period with three years vesting and an exercise price of $1.55 per share, based upon and subject to the terms of the form of stock option agreement. In addition, concurrent with the closing, the Company paid an aggregate of $1,946,349 of non-assumable DM obligations.

The Earnout provides for potential additional payments of Company common stock to the seller totaling 150,000 shares based upon the achievement of certain EBITDA (earnings before interest, taxes, depreciation and amortization) goals of DMI, through the year ending March 31, 2008, in relation to the EBITDA for DM for the year ended December 31, 2004, based on DM’s audited financial statements for the year then ended.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 2 – ACQUISITIONS (Continued)

The transaction was accounted for as a purchase. The results of operations of DMI have been included in the Company’s results of operations since the date of acquisition, March 31, 2005.

In conjunction with the acquisition, the Company completed the placement of $4 million in secured convertible notes and warrants to Laurus Master Fund, Ltd. (see Note 12), of which $3 million was drawn at the time of the acquisition.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$3,678,481
Cash paid	75,000
Cash paid for acquisition costs	28,809
Common stock issued	165,000
Stock options issued	387,500

$4,334,790

The aggregate purchase price was allocated as follows:

Accounts receivable	$1,117,371
Inventory	1,025,853
Cash acquired	66,821
Property and equipment	459,134
Other assets	358,982
Goodwill	1,306,629

$4,334,790

An analysis was conducted in connection with the acquisition of DM, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible asset was goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

The unaudited pro forma effect of the acquisition of DM on the Company’s revenues, net income and net income per share, had the acquisition occurred on April 1, 2004 and 2003, respectively, for the years ended March 31, 2005 and 2004 are as follows:

	2005	2004
Revenues	$29,646,194	$17,950,000

Net income (loss)	$(119,873)	$97,249

Basic income (loss) per share	$—	$—

Diluted income (loss) per share	$—	$—

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 2 – ACQUISITIONS (Continued)

Acquisition of Certain Assets of Protech Distributing, Inc.

On February 14, 2005, the Company entered into an agreement whereby it acquired certain assets of Protech Distributing, Inc., a California corporation. The assets acquired consisted of a customer list and inventory. The Company paid cash in the amount of $153,000 for the customer list and purchased inventory for $108,761. The assets acquired did not constitute a business within the meaning of SFAS 141.

NOTE 3 – RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of March 31, 2005 and 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net (see Note 4).

In October 2003, the Company received payment of $53,936 of dividends receivable from Vertical Health Solutions, Inc. (“Vertical”), an affiliate of the Company, in the form of 269,680 shares of common stock of Vertical. The dividend was included in other income and expenses, net, in the statements of operations for the year ended March 31, 2004. In January 2004, Vertical’s stock began publicly trading. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical, which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one share of Vertical common stock for each ten shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical common stock to its shareholders. This resulted in a gain of $1,359,966 to the Company for the year ended March 31, 2005.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

For the years ended March 31, 2005 and 2004, the Company charged Vertical consulting fees totaling $5,213 and $8,725, respectively, for accounting and administrative services. The charge was on an hourly basis for services rendered. As of March 31, 2005 and 2004, approximately $325 and $4,138, respectively, were due from Vertical and are included in amounts due from affiliates. As of March 31, 2005 and 2004, the Company’s investment in Vertical is included in marketable equity securities, net (see Note 4 and Note 10).

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2005, $301 was due from Tribeca and is included in due from affiliates. As of March 31, 2004, $1,281 was due to Tribeca and is included in obligations to affiliates.

On March 22, 2002, the Company entered into a Sublease and Consent agreement with Innovative Health Products, Inc. (“Innovative”), a wholly-owned subsidiary of GeoPharma, whereby the Company agreed to sublease approximately 5,200 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet for a term of approximately one year, ending on March 31, 2003. The sublease contained an option to continue the sublease subsequent to March 31, 2003, on a month-to-month basis through January 10, 2004, unless terminated earlier. The option to continue was exercised and on January 1, 2004 the Company terminated the sublease. The rental under the sublease was $33,384 annually.

On January 1, 2004, the Company entered into a verbal agreement with Innovative, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet until May 1, 2005, at which time the sublease was terminated. The initial rental under the sublease was $41,066 annually.

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

For the years ended March 31, 2005 and 2004, purchases of products from subsidiaries of GeoPharma were $476,952 and $698,559, respectively, and sales of products to subsidiaries of GeoPharma $18,774 and $2,900, respectively. As of March 31, 2005 and 2004, $66,151 and $242,113, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

For the year ended March 31, 2004, purchases of products from T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were $89,642. For the year ended March 31, 2004, the Company charged T&L fees totaling $1,454 for prescription services provided. The charge was on an hourly basis for services rendered. For the year ended March 31, 2005, there were no purchases of products from T&L and no prescription services were provided to T&L. As of March 31, 2005 and 2004, zero and $5,192, respectively, were due from T&L and are included in amounts due from affiliates, and $1,898 and $1,898, respectively, were due to T&L and are included in obligations to affiliates.

For the year ended March 31, 2004, sales of products to Generilean Health Systems, LLC (“GHS”), an affiliate of the Company (see Note 10), were $393.

For the year ended March 31, 2004, sales of products to OTB Products, LLC (“OTB”), an affiliate of the Company, were $11,514. In addition, for the year ended March 31, 2004, the Company charged OTB fees of $37,890 for prescription services provided and $5,856 for consulting services provided. The charges were based on both hourly and monthly rates. OTB was a 50% partner in Generilean, a Florida limited liability company in which the Company was a 50% partner.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, as determined by reference to the Black-Scholes option pricing model, has been recorded as a prepaid expense and is being amortized over the life of the loan.

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

NOTE 4 – MARKETABLE EQUITY SECURITIES, NET

At March 31, 2005 and 2004, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2005	2004
Cost of securities	$50,667	$233,681
Plus gross unrealized gain	1,111,878	3,572,643

Fair value	$1,162,546	$3,806,324

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the years ended March 31, 2005 and 2004, the Company realized losses of zero and $102,434, respectively. The change in marketable equity securities included in earnings for the years ended March 31, 2005 and 2004, was $1,349,966 and $102,434, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 5 – ACCOUNTS RECEIVABLE, NET

At March 31, 2005 and 2004, accounts receivable, net consist of the following:

	2005	2004
Accounts receivable	$2,881,250	$154,230
Less allowance for uncollectible accounts	(160,826)	—

Total	$2,720,424	$154,230

For the years ended March 31, 2005 and 2004, bad debt expense charged to operations for estimated uncollectible accounts receivable was $28,151 and $42, respectively, whereas uncollectible accounts receivable written off during the years amounted to $191,151 and $967, respectively.

NOTE 6 - INVENTORIES

At March 31, 2005 and 2004, inventories, net consist of the following:

	2005	2004
Raw materials	$126,559	$29,457
Work in process	1,000	82,909
Finished goods	4,890,970	96,677

	5,018,529	209,043
Less reserve for obsolescence	(117,092)	(19,850)

Total	$4,901,437	$189,193

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2005 and 2004, property, plant and equipment, net consist of the following:

	2005	2004
Land and building	$—	$1,535,212
Machinery and equipment	417,484	23,435
Furniture, fixtures and equipment	322,313	96,005
Vehicles	105,736	—
Leasehold improvements	20,200	1,278

	865,733	1,655,930
Less accumulated depreciation and amortization	(106,214)	(341,531)

Total	$759,519	$1,314,399

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

Depreciation expense charged to operations was $68,697 and $84,534 for the years ended March 31, 2005 and 2004, respectively.

On October 25, 2004, the Company sold its 33,222 square foot building located at 6950 Bryan Dairy Road, Largo, Florida to GeoPharma, Inc. for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company. The sale price was determined by an independent third-party appraisal. The Company was previously leasing the facility to GeoPharma pursuant to a ten-year triple-net lease that would have expired in September 2009.

The Company leases four facilities. One serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations, two that are used for its offices, warehousing and shipping operations, and one that is used for its warehousing and shipping operations (see Note 3).

NOTE 8 – GOODWILL, NET

At March 31, 2005 and 2004, goodwill, net, consists of the following:

	2005	2004
Goodwill	$4,577,613	$—

	4,577,613	—
Less accumulated amortization	—	—

Total	$4,577,613	$—

As of March 31, 2005 and 2004, goodwill represented an intangible asset attributable to the distribution segment, resulting from the acquisitions of BOSS and DM. Goodwill is analyzed each September 30 for impairment as it has an indeterminant life. Based on the Company’s analysis performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2005 and 2004. For income tax purposes, no deductible expense is anticipated for the acquisition Goodwill.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 9 – INTANGIBLE ASSETS, NET

At March 31, 2005 and 2004, intangible assets, net, consist of the following:

	2005	2004
Loan costs	$527,492	$28,613
Customer list	153,000	—
Trademarks	12,895	2,856

	693,387	31,469
Less accumulated amortization	(67,545)	(5,627)

Total	$625,842	$25,842

Amortization expense charged to operations was $67,736 and $1,597 for the years ended March 31, 2005 and 2004, respectively.

The Company incurred loan costs in the amount of $305,818 associated with the $6 million of funding received on September 30, 2004, in connection with the acquisition of BOSS. Trademarks acquired with the acquisition of BOSS amounted to $8,062. In addition, the Company incurred loan costs in the amount of $221,674 associated with the $4 million of funding received on March 29, 2005, in connection with the acquisition of DM. On February 14, 2005, the Company purchased a customer list for $153,000 from Protech Distributing, Inc. As of March 31, 2005, no factors existed that would suggest impairment of this asset.

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Effective October 1, 2003, the Company sold 250,000 shares of Series A Preferred Stock of Vertical for $250,000. Also effective October 1, 2003, the Company’s remaining 179,846 shares of Series A Preferred Stock of Vertical were converted into 179,846 pre-split shares of common stock of Vertical, and the Company received payment of $53,936 of dividends receivable from Vertical in the form of 53,936 pre-split shares of common stock of Vertical. The dividend in the amount of $53,936 was included in other income and expenses, net, in the statements of operations for the year ended March 31, 2004.

In November 2003 Vertical’s common shares were split on a five-for-one basis such that for each share of Vertical common stock held by the Company, four additional shares were received. Subsequent to the stock split, the Company owned 1,530,820, or approximately 11.2% of Vertical.

On January 15, 2004, Vertical began listing its common stock for trading on the OTC Bulletin Board, under the symbol “VHSL” and the Company began recording its investment in Vertical at its fair market value, and the investment is included in marketable equity securities. Since the investment in Vertical was not accounted for under the equity method during the years ended March 31, 2005 and 2004, no financial information is provided for such periods.

Investment in Tribeca Beverage Company

The Company owns 30%, or 300,000 shares of common stock of Tribeca, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2005 and 2004, $301 and zero, respectively, were due from Tribeca and are included in due from to affiliates.

The results of operations of the Company’s equity-basis affiliate, Tribeca, for the twelve months ended March 31, 2005 and 2004, are summarized below:

	2005	2004
Condensed Income Statement Information:
Net sales	$—	$4,207

Gross profit	$—	$—

Net loss	$(19,539)	$(27,467)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES (Continued)

Investment in Generilean Health Systems, LLC

On April 30, 2003, the Company entered into a joint venture agreement with a company to form a Florida limited liability company, Generilean Health Systems, LLC (“Generilean”), to market various products. Under the terms of the agreement, the Company had a 50% ownership and shared profits and losses equally. The Company was required to contribute half of the costs incurred in the initial marketing of the products. The Company accounted for the investment under the equity method. As of March 31, 2004, the investment amounted to zero and for the period from April 30, 2003 through March 31, 2004, $6,500 was recorded as the Company’s share of Generilean’s loss. Generilean discontinued its operations as of March 31, 2004.

NOTE 11 - INCOME TAXES

Income tax expense (benefit) for the years ended March 31, 2005 and 2004 are as follows:

	2005	2004
Current income tax expense (benefit)	$—	$(24,700)
Deferred income tax expense (benefit)	33,575	(114,279)

Income tax expense (benefit)	$33,575	$(138,979)

Income taxes for the years ended March 31, 2005 and 2004 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

	2005	2004
Computed tax expense at the statutory rate	$(62,270)	$(91,630)
Increase (decrease) in taxes resulting from:
Sales of fixed assets	(49,000)	—
Receivable and inventory allowances	11,700	(13,700)
Equity in loss of affiliated companies	—	3,400
Depreciation	(19,070)	11,230
Distribution of investment stock	(239,360)	—
Loss on sale of securities	—	66,000
Accrued vacation	12,300	—
Amortization of debt discount	216,650	—
Net operating loss utilization	4,510	—

Current income tax expense (benefit)	$—	$(24,700)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 11 - INCOME TAXES (Continued)

Temporary differences that give rise to deferred tax assets and liabilities:

	2005	2004
Deferred tax assets:
Bad debts	$10,600	$—
Inventories	16,300	7,500
Net operating loss carryforward	86,700	110,400
Accrued vacation	27,400	—
Depreciation	—	38,500

Gross deferred tax assets	141,000	156,400
Less valuation allowance	—	—

	$141,000	$156,400

Deferred tax liabilities:
Deferred revenue	$19,000	$—
Depreciation	41,000	—
Unrealized gain on marketable equity securities	418,000	1,345,700

Gross deferred tax liability	$478,000	$1,345,700

Net increase (decrease) in valuation allowance	$—	$(151,850)

As of March 31, 2005 and 2004, the Company had an accrued income tax liability of $5,009 and zero, respectively and a net deferred income tax liability of approximately $337,000 and $1,189,300, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities. The Company has net operating losses that expire through March 31, 2025.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 12 - SHORT-TERM OBLIGATIONS

Short-term obligations consist of the following at March 31, 2005 and 2004:

	2005	2004
Revolving note payable collateralized by all assets, due in monthly payments of interest only at prime (5.75% at March 31, 2005) plus 2% through March 2008, net of debt discount for warrants issued and embedded conversion feature of $1,427,656.	$1,572,344	$—

Note payable, unsecured, due in monthly payments of $4,824, including interest at 11.25%, through June 2005.	18,851	—

Note payable, unsecured, due in monthly payments of $4,418, including interest at 9.65%, through June 2004.	—	13,043

Capitalized lease obligation for certain equipment, due in monthly payments of $546, including interest at 10%, through April 2005.	546	—

Total	$1,591,741	$13,043

On March 29, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), a Cayman Islands corporation, whereby the Company completed the sale to Laurus of convertible debt and a warrant to purchase Company common stock in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus include the following:

•	A secured convertible minimum borrowing note with a principal amount of $2,000,000;

•	A secured revolving note with a principal amount not to exceed $4,000,000; and

•	A common stock purchase warrant to purchase 750,000 shares of common stock of the Company, at a purchase price of $1.37 per share, exercisable for a period of seven years;

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 12 - SHORT-TERM OBLIGATIONS (Continued)

The Company is permitted to borrow an amount based upon its eligible accounts receivable and inventory, as defined in the agreements with Laurus. The Company must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. The Company’s obligations under the notes are secured by all of the assets of the Company, including but not limited to inventory and accounts receivable. The notes mature on March 29, 2008. Annual interest on the Notes is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 6%, subject to certain downward adjustments resulting from certain increases in the market price of the Company’s common stock. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on April 1, 2005.

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on March 29, 2008. The secured convertible minimum borrowing note may be redeemed by the Company in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the term note may require the Company to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.13.

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company.

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default. On April 22, 2005, the Company filed such registration statement on Form S-2, which is not effective.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 12 - SHORT-TERM OBLIGATIONS (Continued)

The Company paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.9% of the total maximum funds to be borrowed under the Company’s agreements with Laurus. The funding provided for detachable warrants and an embedded conversion feature. Pursuant to EITF Issue No. 00-27, the Company recorded a discount utilizing the Black-Scholes option pricing model for the warrants and the conversion feature of $1,431,633, which is being amortized as interest expense over the life of the loan. A volatility factor of 95.01% and risk free interest rate of 4.44% was used.

The proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc., costs associated with the acquisition and for working capital. The Company had borrowed $3 million on this note as of March 31, 2005. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company is permitted to bring the ratios into compliance within one year from the date of the note.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 13 - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at March 31, 2005 and 2004:

	2005	2004
Convertible note payable collateralized by all assets, due in monthly principal payments of $187,500, plus interest at prime (5.75% at March 31, 2005) plus 2%, through September 2007, net of debt discount for warrants issued of $2,898,451. This note is guaranteed by the Company’s Chairman.	$2,164,049	$—

Note payable collateralized by certain equipment, due in monthly payments of approximately $1,662, including interest at 10%, through December 2007.	47,785	—

Note payable collateralized by a vehicle, due in monthly payments of $412, including interest at 4.02%, through January 2009.	17,894	—

Note payable collateralized by a vehicle, due in monthly payments of $666, including interest at 1.9%, through February 2010.	37,431	—

Note payable collateralized by real property, due in monthly payments of approximately $6,483, including interest at prime (5.00% at March 31, 2004) plus 2.25% through October 2024. This note was guaranteed by the Company’s Chairman.	—	831,891

Other	8,623	8,623

	2,275,782	840,514

Less current maturities	876,510	27,023

Total	$1,399,272	$813,491

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 13 - LONG-TERM OBLIGATIONS (Continued)

At March 31, 2005, aggregate maturities of long-term obligations are as follows:

Year Ending March 31,
2006	$2,286,518
2007	2,279,523
2008	589,160
2009	11,817
2010	7,215
Thereafter	—

5,174,233
Less debt discount	(2,898,451)

Total	$2,275,782

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

The convertible note accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate on the convertible note is subject to possible downward adjustment as follows:

•	the interest rate will be decreased by 1.0% (or 100 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price prior to an effective registration statement covering the shares of common stock underlying the convertible notes and warrants; and

•	the interest rate will be decreased by 2.0% (or 200 basis points) for every 25% increase of the Company’s common stock price above the fixed conversion price after an effective registration statement covering the shares of common stock underlying the convertible notes and warrants, however, the interest rate cannot drop below 0%.

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 13 - LONG-TERM OBLIGATIONS (Continued)

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of March 31, 2005, the outstanding principal balance on the convertible note was $5,062,500. As of March 31, 2005, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 13 - LONG-TERM OBLIGATIONS (Continued)

Due to the convertible nature of the note, the Company recorded a charge of $2,066,667 due to the beneficial conversion feature, in accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments”. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the life of the note. The Company allocated $1,413,358 of the aggregate proceeds from the note to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and is amortizing the discount to interest expense over the life of the note. The value of the conversion feature and the original issue discount amortized to interest expense for the year ended March 31, 2005 was $581,574. The discount was determined utilizing the Black-Scholes option pricing model with a volatility factor of 222.99% and a risk free interest rate of 3.38%.

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

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for facilities and certain machinery and equipment that expire at various dates through 2014. Certain leases provide an option to extend the lease term. Certain leases provide for payment by the Company of any increases in property taxes, insurance, and common area maintenance over a base amount and others provide for payment of all property taxes and insurance by the Company.

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2005:

Year Ending March 31,
2006	$431,039
2007	350,108
2008	359,042
2009	349,809
2010	343,453
Thereafter	428,475

$2,261,926

Total rent expense for the years ended March 31, 2005 and 2004 was $105,872 and $52,736, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 14 – COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreement

Effective January 1, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja. Mr. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 14, 2002, he also served as the Company’s Chief Executive Officer. The Consulting Agreement provides for an initial three-year term ending January 1, 2005, and bi-monthly payments of $10,000, based on an annual base compensation of $240,000. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. The agreement contained termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. The period covered by the non-competition provisions will end three years after the termination of the consultant’s consulting agreement with the Company. The agreement has continued under the same terms and amounts, however, there is no written agreement at this time.

Employment Agreements

On September 30, 2004, the Company, through its wholly-owned subsidiary, BOSS, entered into an Employment Agreement with Joseph Mies to serve as BOSS’s Chief Operating Officer, effective October 1, 2004. The Employment Agreement provides for an initial three-year term ending September 30, 2007, with an annual base compensation of $100,000. The agreement contains a provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances.

On March 30, 2005, the Company, through its wholly-owned subsidiary, DMI, entered into an Employment Agreement with Gregg Madsen to serve as DMI’s Chief Operating Officer, effective March 31, 2005. The Employment Agreement provides for an initial three-year term ending March 30, 2008, with an annual base compensation of $125,000. The agreement contains a provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. In addition, On March 30,2005, Mr. Madsen was granted options to purchase 300,000 shares of the Company’s common stock. The options vest over a three-year period beginning March 31, 2005.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2005 and 2004 should have a material adverse impact on its financial condition or results of operations.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 15 - STOCK WARRANTS

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note (see Note 13). On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. On March 29, 2005, pursuant to a Security Agreement, the Company issued 750,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note (see Note 12).

At March 31, 2005 and 2004, the Company had outstanding warrants to purchase 2,625,000 and zero shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the Securities Purchase Agreement, and they expire in September 2009 (see Note 13). For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008. For the 750,000 warrants, the exercise price is $1.37 per share, subject to certain adjustments pursuant to the Security Agreement, and they expire in March 2012 (see Note 12).

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of March 31, 2005 was $191,250. The initial valuation of these warrants was $442,500. For the year ended March 31, 2005, the Company included consulting expense in the amount of $273,750 in selling, general and administrative expenses in the statements of operations, for these warrants.

NOTE 16 - STOCK OPTIONS

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

MARCH 31, 2005 AND 2004

NOTE 16 - STOCK OPTIONS (Continued)

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.50%	3.06%
Dividend yield	—	—
Volatility	144.08%	250%
Average expected term	5 years	5 years

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2005 and 2004:

	2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	905,000	$.15	700,000	$.17
Granted	1,050,000	1.01	205,000	1.04
Exercised	—	—	—	—
Expired and forfeited	—	—	—	—

Outstanding, end of year	1,955,000	$1.16	905,000	$.37

Options vested, end of year	534,982	$.66.	233,324	$.17

Weighted average fair value of options granted during the years ended March 31, 2005 and 2004		$1.25		$.16

As of March 31, 2005, there were 1,955,000 options outstanding. As of March 31, 2004, there were 905,000 options outstanding. Options outstanding and exercisable under the plan as of March 31, 2005 were:

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 16 - STOCK OPTIONS (Continued)

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Weighted Average Exercise Prices	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
$ 0.16250 - $1.17875	700,000	$0.013	2.01	700,000	$0.013
$ 1.00000 - $1.55000	1,255,000	$1.155	4.80	1,255,000	$1.155

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of March 31, 2005 2004 was $415,636. The initial valuation of these options was $498,763. For the year ended March 31, 2005, the Company included compensation expense in the amount of $83,127 in selling, general and administrative expenses in the statements of operations, for these options.

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

	2005	2004
Net income (loss):
As reported	$135,956	$(108,671)

Pro forma	$(76,495)	$(177,082)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.01	$(0.01)

Pro forma	$(0.01)	$(0.01)

Diluted income (loss) per share:
As reported	$0.01	$(0.01)

Pro forma	$(0.01)	$(0.01)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 17 - SHAREHOLDERS’ EQUITY

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

In January 2004, the Company issued 83,334 shares of its common stock to a consultant in full satisfaction of the Company’s outstanding obligation in the amount of $50,351, for legal services provided to the Company.

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

In February 2004, the Company issued 100,000 shares of its common stock to a consultant in full satisfaction of the Company’s outstanding obligation in the amount of $50,000, for consulting services provided to the Company.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 17 - SHAREHOLDERS’ EQUITY (Continued)

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

On April 22, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 2,944,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the Secured Convertible Notes in the principal amount of $4,000,000 and up to 750,000 shares issuable upon the exercise of common stock purchase warrants. Such Registration Statement is not effective.

NOTE 18 – EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	2005	2004
Numerator:
Net income (loss)	$135,956	$(108,671)
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	$135,956	$(108,761)

Denominator:
Weighted average shares outstanding	$12,991,512	$12,387,611
Effect of dilutive securities:
Stock options	1,155,822	—
Convertible debt	2,980,986	—
Stock warrants	1,042,671	—

Weighted average fully diluted shares outstanding	$18,170,991	$12,387,611

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 18 – EARNINGS (LOSS) PER SHARE (Continued)

Net earnings (loss) per common share –
Basic	$0.01	$(0.01)

Diluted	$0.01	$(0.01)

For the year ended March 31, 2004, there were 738,648 shares that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive.

NOTE 19 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the year ended March 31, 2005, DPS Nutrition Inc. accounted for 13%, in relation to total consolidated revenues. For the year ended March 31, 2004, three customers, Price Master Corp., Brand New Energy, Inc. and PHE, Inc. accounted for 12.5%, 11.2% and 11%, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At March 31, 2005 and 2004, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 20 - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

For the years ended March 31, 2005 and 2004, the Company had two industry segments: Distribution and Prescription Services. The channels of distribution include health food, gyms, drug, convenience and mass-market stores, and direct marketing through distributors, infomercials, catalog sales, direct mail and through use of the internet throughout the United States. The Company has distribution centers located in Largo, Florida; Scranton, Pennsylvania; Cranston, Rhode Island; and Henderson, Nevada.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

NOTE 20 - FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (Continued)

The following shows revenues, gross profit, operating income and assets, which are the areas management uses in its business segment analysis. Amounts shown below are as of and for the years ended March 31, 2005 and 2004.

	2005	2004
Revenues:
Distribution	$16,008,631	$1,677,405
Prescription Services	70,897	215,134

	$16,079,528	$1,892,539

Intersegment sales	$—	$—

Gross profit:
Distribution	$2,228,634	$908,551
Prescription Services	8,082	41,435

	$2,236,716	$949,986

Operating income (loss):
Distribution	$150,686	$229,304
Prescription Services	(49,851)	(23,222)
Corporate	(1,165,465)	(606,136)

	$(1,064,630)	$(400,054)

Assets
Distribution	$11,475,910	$597,537
Prescription Services	—	2,142,421
Corporate	6,467,057	3,125,189

	$17,942,967	$5,865,147