Form 10QSB
period 2005-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2005-08-15
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 12, 2005 was 14,024,592.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	March 31, 2005
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$533,497	$1,870,561
Marketable equity securities, net	915,670	1,162,546
Accounts receivable, net	2,563,280	2,720,424
Inventories, net	4,097,728	4,901,437
Prepaid expenses	546,339	389,978
Deferred consulting fees	263,754	308,745
Other current assets	140,537	218,465
Due from affiliates	1,162	959
Note receivable	160,266	—
Note receivable from affiliate	44,287	43,528

Total current assets	9,266,520	11,616,643

Property, plant and equipment, net	810,599	759,519

Note receivable	158,810	—
Goodwill	4,543,315	4,577,613
Intangible assets, net	588,545	625,842
Deferred consulting fees	232,193	298,141
Other assets	62,821	65,209

Total assets	$15,662,803	$17,942,967

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,404,868	$1,572,344
Current portion of long-term obligations	876,636	876,510
Capital lease obligation	—	546
Accounts payable	3,788,167	5,160,608
Other payables	231,645	272,893
Accrued expenses	331,624	384,982
Accrued income taxes	5,009	5,009
Obligations to affiliates	87,636	78,944
Note payable	—	18,851

Total current liabilities	6,725,585	8,370,687

Long-term obligations, less current portion	1,306,282	1,399,272
Deferred income taxes	248,124	336,999

Total liabilities	8,279,991	10,106,958

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 14,024,592 shares issued and outstanding	140,246	140,246
Additional paid-in capital	8,646,924	8,646,924
Retained earnings (deficit)	(1,957,959)	(1,662,763)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	553,601	711,602

Total shareholders’ equity	7,382,812	7,836,009

Total liabilities and shareholders’ equity	$15,662,803	$17,942,967

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Revenues:
Distribution	$13,064,030	$241,267
Prescription services	—	36,532

Total revenues	13,064,030	277,799

Cost of goods sold:
Distribution	11,317,152	123,601
Prescription services	—	30,536

Total cost of goods sold	11,317,152	154,137

Gross profit:
Distribution	1,746,878	117,666
Prescription services	—	5,996

Total gross profit	1,746,878	123,662

Operating expenses:
Selling, general and administrative expenses	1,430,495	371,804
Amortization expense	44,603	429
Depreciation expense	36,812	18,152

Total operating expenses	1,511,910	390,385

Operating income (loss) before other income and expense	234,968	(266,723)

Other income (expense):
Interest income	4,615	773
Other income and expenses, net	(581)	55,047
Gain (loss) on sale of property	(2,495)	—
Interest expense resulting from non-cash amortization of debt discount on convertible notes	(409,827)	—
Interest expense	(121,876)	(15,244)

Total other income (expense)	(530,164)	40,576

Loss before income taxes	(295,196)	(226,147)

Income tax expense (benefit)	—	—

Net loss	(295,196)	(226,147)

Preferred stock dividends	—	—

Net loss available to common shareholders	$(295,196)	$(226,147)

Basic loss per share	$(0.02)	$(0.02)

Basic weighted average number of common shares outstanding	14,024,592	12,774,834

Diluted loss per share	$(0.02)	$(0.02)

Diluted weighted average number of common shares outstanding	14,024,592	12,774,834

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Unrealized Gains (Losses) on Securities
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2005 (Audited)	—	$—	—	$—	14,024,592	$140,246	$8,646,924	$(1,662,763)	$711,602	$7,836,009

COMPREHENSIVE INCOME (LOSS)
Net loss	—	—	—	—	—	—	—	(295,196)		(295,196)

Unrealized gains (losses) on marketable equity securities (net of tax of $88,875)	—	—	—	—	—	—	—	—	(158,001)	(158,001)

Comprehensive income (loss)										(453,197)

Balances at June 30, 2005 (Unaudited)	—	$—	—	$—	14,024,592	$140,246	$8,646,924	$(1,957,959)	$553,601	$7,382,812

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(295,196)	$(226,147)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,415	18,581
Amortization of deferred consulting fees	110,939	22,500
Amortization of debt discount to interest expense	409,827	—
Loss on disposition of equipment	2,495	—
Changes in operating assets and liabilities:
Accounts receivable	(173,849)	66,073
Inventories	803,709	(81,551)
Due to/from affiliates, net	7,730	(85,552)
Prepaid expenses	(144,739)	(3,334)
Other current assets	77,928	4,683
Other assets	2,388	650
Accounts payable	(1,372,441)	83,749
Other payables	(41,248)	(21,895)
Accrued expenses	(53,358)	85,667

Net cash used in operating activities	(584,400)	(136,576)

Cash flows from investing activities:
Purchases of property and equipment	(91,387)	(3,769)
Proceeds from sale of property	1,000	—
Repayments of note receivable	11,917	—
Adjustment to purchase price of Dynamic Marketing, Inc.	34,298
Adjustment to purchase price of customer list	(7,306)	—

Net cash provided by used in investing activities	(51,478)	(3,769)

Cash flows from financing activities:
Payments of long-term obligations	(382,061)	(17,610)
Proceeds from issuance of short-term obligations	3,212,869	—
Payments of short-term obligations	(3,531,994)	—

Net cash used in financing activities	(701,186)	(17,610)

Net increase (decrease) in cash	(1,337,064)	(157,955)

Cash at beginning of period	1,870,561	219,119

Cash at end of period	$533,497	$61,164

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Three Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$108,508	$15,093

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$330,993	$—

Supplemental schedule of non-cash financing activities:
Issuance of common stock warrants for consulting services	$—	$270,000

Issuance of short-term obligation for prepaid expenses	$11,622	$—

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

JUNE 30, 2005 AND 2004 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2005.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three months ended June 30, 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (“Pharma FL”), Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (“Pharma NV”), Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three months ended June 30, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, and Pharma Labs Rx, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss on the investment. As of June 30, 2005 and 2004, $301 and zero, respectively, were due from Tribeca and are included in due from to affiliates.

NOTE D–SHAREHOLDERS’ EQUITY

On April 22, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 2,944,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes in the principal amount of $4,000,000 and up to 750,000 shares issuable upon the exercise of common stock purchase warrants. Such Registration Statement is not effective.

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

At June 30, 2005 and 2004, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2005	2004
Cost of securities	$50,667	$233,681
Plus gross unrealized gain	865,003	928,865

Fair value	$915,670	$1,162,546

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three months ended June 30, 2005 and 2004, the Company had no sales of available for sale equity securities. The change in marketable equity securities included in earnings for the three months ended June 30, 2005 and 2004 was zero.

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

At June 30, 2005 and 2004, the Company had outstanding warrants to purchase 2,625,000 and 300,000 shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the September 30, 2004 Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), and they expire in September 2009. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008. For the 750,000 warrants, the exercise price is $1.37 per share, subject to certain adjustments pursuant to the March 29, 2005 Security Agreement with Laurus, and they expire in March 2012.

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of June 30, 2005 and 2004 was $121,875 and $247,500, respectively. The initial valuation of these warrants was $465,000. For the three months ended June 30, 2005 and 2004, the Company included consulting expense in the amount of $69,375 and $22,500, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants.

For the 1,375,000 warrants issued in connection with the Company’s sales of a secured convertible note in September 2004, due to the convertible nature of the note, the Company recorded a charge of $2,066,667 due to the beneficial conversion feature, in accordance with EITF Issue No. 98-5, “Accounting For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments”. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the three year life of the note. The Company allocated $1,413,358 of the aggregate proceeds from the note to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and is amortizing the discount to interest expense over the life of the note. The balance of the debt discount was $2,609,253 as of June 30, 2005, of which $1,449,245 is included in long-term obligations and of which $1,160,008 is included in current portion of long-term obligations. The value of the conversion feature and the original issue discount amortized to interest expense for the three months ended June 30, 2005 was $289,198. The discount was determined utilizing the Black-Scholes option pricing model with a volatility factor of 222.99% and a risk free interest rate of 3.38%.

For the 750,000 warrants issued in connection with the Company’s sales of a secured convertible note in March 2005, due to the convertible nature of the note, pursuant to EITF Issue No. 00-27, the Company recorded a discount utilizing the Black-Scholes option pricing model for the warrants and the conversion feature of $1,431,633, which is being amortized as interest expense over the three year life of the loan. A volatility factor of 95.01% and risk free interest rate of 4.44% was used. The balance of the debt discount was $1,307,028 as of June 30, 2005 and is included in revolving note payable, net. The value of the conversion feature and the original issue discount amortized to interest expense for the three months ended June 30, 2005 was $120,629.

Stock Options

On October 17, 2004 the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of June 30, 2005 was $374,072, of which the current portion was $166,254 and the long-term portion was $207,818. The initial valuation of these options was $498,763, with $41,564 being expensed during the three months ended June 30, 2005. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 223% and a risk free interest rate of 3.44%.

The Company has adopted only the disclosure provision of SFAS No. 123, “Accounting for Stock Based Compensation”, as it relates to employee awards. Accounting Principles Board Opinion No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans. The unaudited pro forma net earnings (loss) per common share, if the Company had elected to account for its plan consistent with the methodology prescribed by SFAS No. 123, are shown in the following:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Net income (loss):
As reported	$(295,196)	$(226,147)

Pro forma	$(416,923)	$(233,921)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$(0.02)	$(0.02)

Pro forma	$(0.03)	$(0.02)

Diluted income (loss) per share:
As reported	$(0.02)	$(0.02)

Pro forma	$(0.03)	$(0.02)

NOTE E-INCOME TAXES

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

The Company has a current and deferred tax liability recorded as of June 30, 2005 of $5,009 and $248,124, respectively. As of June 30, 2004, the Company had a current and deferred tax liability recorded of zero and $1,340,846, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE F-EARNINGS (LOSS) PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings per common share:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Numerator:
Net income (loss)	$(295,196)	$(226,147)
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	$(295,196)	$(226,147)

Denominator:
Weighted average basic shares outstanding	14,024,592	12,774,834
Stock options	1,955,000	905,000
Warrants	2,625,000	92,308
Convertible notes	7,686,579	—

Weighted average fully diluted shares outstanding	26,291,171	13,772,142

For the three months ended June 30, 2005 and 2004, there were 12,266,579 and 997,308 shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share, because to do so would have been anti-dilutive.

NOTE G-FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three months ended June 30, 2005 the Company had one industry segment, Distribution. As of and for the three months ended June 30, 2004, the Company had two industry segments: Distribution and Prescription Services.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is unaudited condensed segment information as of and for the three months ended June 30, 2004

Revenues:
Distribution	$241,267
Prescription services	36,532

$277,799

Intersegment sales	$—

Gross profit:
Distribution	$117,666
Prescription services	5,996

$123,662

Operating income (loss):
Distribution	$(101,444)
Prescription services	(3,948)
Corporate	(161,331)

$(266,723)

Assets:
Distribution	$460,749
Prescription services	1,957,504
Corporate	3,946,386

$6,364,639

NOTE H-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provided for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of June 30, 2005 and 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical Health Solutions, Inc. (“Vertical”), which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one share of Vertical common stock for each ten shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical common stock to its shareholders. This resulted in a gain of $1,359,966 to the Company for the year ended March 31, 2005.

For the three months ended June 30, 2005 and 2004, the Company charged Vertical consulting fees totaling zero and $2,000, respectively, for accounting and administrative services. The charge was on an hourly basis for services rendered. As of June 30, 2005 and 2004, approximately $325 and zero, respectively, were due from Vertical and are included in amounts due from affiliates. As of June 30, 2005 and 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of June 30, 2005, $301 was due from Tribeca and is included in due from affiliates. As of June 30, 2004, $1 was due to Tribeca and is included in obligations to affiliates.

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

For the three months ended June 30, 2005 and 2004, purchases of products from subsidiaries of GeoPharma were $95,211 and $136,932, respectively, and sales of products to subsidiaries of GeoPharma $22,524 and zero, respectively. As of June 30, 2005 and 2004, $62,210 and $147,783, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of June 30, 2005 and 2004, $202 and 138, respectively, were due from GeoPharma and are included in due from affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

As of June 30, 2005 and 2004, amounts due to T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were $2,471, for product purchases and services provided to the Company during the year ended March 31, 2005. For the three months ended June 30, 2005 and 2004, there were no purchases of products or services provided to the Company by T&L.

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

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, as determined by reference to the Black-Scholes option pricing model, has been recorded as a prepaid expense and is being amortized over the life of the loan (see Note D).

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, an affiliate of Gregg Madsen, the Chief Operating Officer of DMI, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

NOTE I - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the three months ended June 30, 2005, DPS Nutrition Inc. accounted for 11%, in relation to total consolidated revenues. For the three months ended June 30, 2004, one customer, PHE, Inc. accounted for 14%, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At June 30, 2005 and 2004, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE J-SUBSEQUENT EVENT

On July 19, 2005, the Company entered into a Postponement Agreement with Laurus Master Fund, Ltd., whereby Laurus agreed to postpone the Company’s obligation to make certain amortization payments on its secured convertible note and, in consideration therefore, the Company issued to Laurus 275,000 shares of restricted common stock of the Company. Pursuant to the agreement, the principal portion of the monthly amount that is due on the first business day of each of the months from August 2005 through March 2006, in the amount of $187,500 per month, shall not be required to be paid until the first business day of each of the months from February 2007 through September 2007, respectively, in each case, in addition to the regular monthly principal payments due in each of the months. In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company to extend the dates for the filing requirements of the Company’s Registration Statement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Effective October 1, 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc. The results of operations of BOSS from April 1, 2005 through June 30, 2005 are included in the results of operations of the Company.

Effective March 31, 2005, the Company, through its wholly-owned subsidiary, Dynamic Marketing I, Inc., acquired Dynamic Marketing, Inc. On March 30, 2005, through the filing by Dynamic Marketing I, Inc. of Articles of Merger, effective March 31, 2005, Dynamic Marketing, Inc. merged into Dynamic Marketing I, Inc. with Dynamic Marketing I, Inc. being the surviving entity. The results of operations of DMI for April 1, 2005 through June 30, 2005 are included in the results of operations of the Company.

Results of Operations

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

Revenues. The Company generated total revenues of $13,064,030 for the three months ended June 30, 2005, an increase of $12,786,231 or 4,602.7%, compared to $277,799 for the three months ended June 30, 2004. Distribution revenues increased $12,822,763 or 5,314.8%, to $13,064,030 for the three months ended June 30, 2005, compared to $241,267 for the three months ended June 30, 2004. The increase was primarily attributable to revenues associated with BOSS of approximately $10 million and revenues associated with DMI of approximately $2.8 million. Revenues associated with Herbal increased by approximately $850. BOSS has expanded its distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005. Prescription services revenues were $36,532 for the three months ended June 30, 2004. The Company discontinued its prescription services operations in September 2004.

Gross profit. The Company achieved total gross profit of $1,746,878 for the three months ended June 30, 2005, an increase of $1,623,216 or 1,312.6%, compared to $123,662 for the three months ended June 30, 2004. Total gross margins, as a percentage of revenues, decreased to 13.4% for the three months ended June 30, 2005 from 44.5% for the three months ended June 30, 2004. Distribution gross profit increased $1,629,212 or 1,384.6%, to $1,746,878 for the three months ended June 30, 2005, as compared to $117,666 for the three months ended June 30, 2004. BOSS’s gross profit was approximately $1.1 million, DMI’s gross profit was approximately $484,000, and Herbal’s gross profit was approximately $124,000. For the three months ended June 30, 2005, distribution gross margin decreased to 13.4%, from 48.8% for the three months ended June 30, 2004. The decrease was primarily attributable to lower gross margins associated with BOSS of 11.4% and DMI of 17.4%, as compared to a gross margin for Herbal of 51.4%. Prescription services gross profit was $5,996 for the three months ended June 30, 2004.

Operating expenses. The Company incurred operating expenses of $1,511,910 for the three months ended June 30, 2005, compared to $390,385 for the three months ended June 30, 2004. For the three months ended June 30, 2005, these expenses include various administrative, sales, marketing and other direct operating expenses of $1,430,495, and amortization and depreciation expenses of $81,415, compared to $371,804 in various administrative, sales, marketing and other direct operating expenses, and amortization and depreciation expenses of $18,581 for the three months ended June 30, 2004. Operating expenses, excluding amortization and depreciation expenses decreased to 11.0% of revenues for the three months ended June 30, 2005, from 133.8% of revenues for the three months ended June 30, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS and DMI, as well as a decrease in legal fees, and was partially offset by expenses associated with BOSS and DMI, as well as an increase in amortization of deferred consulting fees of $110,939 and an increase in insurance expense.

Interest income. Interest income was $4,615 for the three months ended June 30, 2005, compared to $773 for the three months ended June 30, 2004. The increase in interest income was due to interest received on the note receivable and higher cash amounts held in interest bearing accounts in banks.

Interest expense. Interest expense was $531,703 for the three months ended June 30, 2005, compared to $15,244 for the three months ended June 30, 2004. Interest expense increased for the three months ended June 30, 2005, primarily due to the $6 million convertible term note that funded on September 30, 2004, in connection with the acquisition of BOSS and the $4 million convertible minimum borrowing note and revolving note in connection with the acquisition of DMI. Approximately $409,800 of the interest expense relates to the non-cash amortization of the debt discounts based on the Black-Scholes pricing model, applied to the warrants issued in conjunction with the September 30, 2004 convertible term note and the March 29, 2005 convertible minimum borrowing note and revolving note.

Income taxes. As of June 30, 2005, the Company had an accrued income tax liability of $5,009 and an estimated deferred income tax liability of $248,124, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of June 30, 2004, the Company had no accrued income tax liability and a net deferred income tax liability of $810,328.

Net income (loss) per share. Net loss per share for the three months ended June 30, 2005 and 2004 was $0.02. The net loss per share for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily a result of an increase in the Company’s interest expense of $516,459, a decrease in other income and expenses, net, of $54,466, due to the absence of rental income subsequent to the October 2004 sale of the Company’s land and building, and was partially offset by an increase in the Company’s operating income before other income and expense of $501,691,

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three months ended June 30, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves and through its revolving note payable. The Company had working capital of $2,540,935 at June 30, 2005, compared to working capital of $3,245,956 at March 31, 2005.

Net cash used in operating activities was $584,400 for the three months ended June 30, 2005, as compared to net cash used in operating activities of $136,576 for the three months ended June 30, 2004. The usage of cash was primarily attributable to a decrease in accounts payable of $1,372,441 based on substantial repayments made on accounts, an increase in accounts receivable of $173,849 based on increases in credit sales, an increase in prepaid expenses of $144,739 primarily for insurance premiums, a decrease in accrued expenses of $53,358 and a decrease in other payables of $41,248, partially offset by a decrease in inventories of $803,709 partially due to a reduction in restocking levels and to the sales of products from the Company’s new distribution facilities, a decrease in other current assets of $77,928, a decrease in amounts due to/from affiliates, net, of $7,730 and a decrease in other assets of 2,388.

Net cash used in investing activities was $51,478, representing purchases of property and equipment of $91,387 and an adjustment to the purchase price of a customer list of $7,306 due to an increase from estimated expenses to actual expenses, partially offset by an adjustment to the purchase price of Dynamic Marketing, Inc. (“DM”) of $34,298 based upon net adjustments to goodwill upon finalization of DM’s books and records, repayments of a note receivable of $11,917 and proceeds from the sale of property of $1,000.

Net cash used in financing activities was $701,186, representing payments of long-term obligations of $382,061 and the excess of payments versus advances received of $319,125 on the Company’s short-term revolving note.

At June 30, 2005, the Company had $533,497 in cash and cash equivalents, as compared to $61,164 at June 30, 2004.

Management believes that cash expected to be generated from operations and current cash reserves will be sufficient for the Company to meet its capital expenditures and working capital needs, for its operations as presently conducted, with the Company’s increased revenues associated with acquisitions made during the year ended March 31, 2005. The Company’s future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for the Company to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to the Company, management believes that such financing would likely be available on acceptable terms.

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

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty two (22) day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of June 30, 2005, the outstanding principal balance on the convertible note was $4,687,500. As of March 31, 2005 and June 30, 2005, 989,758 shares of Company common stock had been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

Due to the convertible nature of the note, the Company recorded a charge of $2,066,667 due to the beneficial conversion feature, in accordance with EITF Issue No. 98-5, “Accounting

For Convertible Securities With Beneficial Conversion Features Or Contingently Adjustable Conversion Ratios”, and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 To Certain Convertible Instruments”. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to interest expense over the three year life of the note. The Company allocated $1,413,358 of the aggregate proceeds from the note to the warrants as original issuance discount, which represented the relative fair value of the warrants at the date of issuance, and is amortizing the discount to interest expense over the life of the note. The value of the conversion feature and the original issue discount amortized to interest expense for the three months ended June 30, 2005 was $289,198. The discount was determined utilizing the Black-Scholes pricing model with a volatility factor of 222.99% and a risk free interest rate of 3.38%.

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

On October 17, 2004, the Compensation Committee of the Board of Directors of the Company granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, $498,763, as determined by reference to the Black-Scholes option pricing model, has been recorded as deferred consulting fees and is being amortized over the three year life of the loan. For the three months ended June 30, 2005, the amount amortized as consulting fees was $41,564. As of June 30, 2005, the balance of deferred consulting fees for these options was $374,072, of which the current portion was $166,254 and the long-term portion was $207,818.

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

The proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc., costs associated with the acquisition and for working capital. As of June 30, 2005, the balance due on this revolving note was $2,711,895. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company is permitted to bring the ratios into compliance within one year from the date of the note.

On July 19, 2005, the Company entered into a Postponement Agreement with Laurus Master Fund, Ltd., whereby Laurus agreed to postpone the Company’s obligation to make certain amortization payments on its secured convertible note and, in consideration therefore, the Company issued to Laurus 275,000 shares of restricted common stock of the Company. Pursuant to the agreement, the principal portion of the monthly amount that is due on the first business day of each of the months from August 2005 through March 2006, in the amount of $187,500 per month, shall not be required to be paid until the first business day of each of the months from February 2007 through September 2007, respectively, in each case, in addition to the regular monthly principal payments due in each of the months. In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company to extend the dates for the filing requirements of the Company’s Registration Statement.

On April 12, 2005, the Company issued a note payable to Royal Premium Budget, Inc., for insurance expenses associated with a new policy, in the principal amount of $11,622. The principal together with interest at the rate of 13.5% per annum was payable in nine monthly installments commencing April 12, 2005 in the amount of $1,365. Upon cancellation of the policy on June 1, 2005, the insurance company repaid the balance on the note.

On May 3, 2005, the Company received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to the Company in twenty three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of June 30, 2005, the remaining principal balance on the note was $319,076.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against the Company on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of the Company’s product named StaminaPro. Hi-Tech seeks unspecified monetary damages as well as non-monetary relief. Management of the Company does not believe that it has any material exposure with regard to the allegations of the claims. The Company is vigorously defending this action. In addition, the Company has instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech. We are seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. For more than nine months the plaintiff has failed to participate in this action. Furthermore, the plaintiff’s initial action seeking injunction against the Company was denied by the court.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(4)

10.1	Promissory Note and Security Agreement by and between Health Express Food, Inc. and Dynamic Marketing I, Inc.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.

(b) Reports on Form 8-K.

During the three month period ending June 30, 2005, the Company filed three reports on Form 8-K.

Form 8-K/A dated March 31, 2005, with respect to the Company’s completion of the acquisition of Dynamic Marketing, Inc.

Form 8-K dated March 29, 2005, with respect to the Company’s completion of the sale to Laurus Master Fund, Ltd. of a material secured convertible note and revolving note and warrants to purchase shares of the Company’s common stock.

Form 8-K/A dated March 31, 2005, with respect to the Company’s completion of the acquisition of Dynamic Marketing, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: August 15, 2005	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive
Officer and President

Date: August 15, 2005	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer