Form 10KSB/A
period 2004-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2005-09-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

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

EXPLANATORY NOTE:

This Form 10-KSB/A for Dynamic Health Products, Inc. is being filed to amend Item 8A which is included herein in its entirety, as amended. The balance of the Form 10-KSB for the year ended March 31, 2004 remains unchanged.

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

Changes in internal controls. There have been no material changes in the Company’s internal controls or in other factors that materially affected or were reasonably likely to materially affect these controls subsequent to the date of the evaluation referred to above, nor were there any material deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

2

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)(1) Consolidated Financial Statements.

See consolidated financial statements commencing on page F-1.

(a)(2) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

10.1	Note and Mortgage in favor of GE Capital Small Business Finance Corporation from the Company, dated September 13, 1999. (4)

10.2	Consulting Agreement between Dynamic Health Products, Inc. and Jugal K. Taneja, dated February 14, 2002. (5)

14.1	Code of Ethics of Dynamic Health Products, Inc. (6)

21.1	Dynamic Health Products, Inc. – List of Subsidiaries. (7)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C.

3

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, file number 0-23031, filed in Washington, D.C.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002, file number 0-23031, filed in Washington, D.C.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, file number 0-23031, filed in Washington, D.C.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004, file number 0-23031, filed in Washington, D.C.

(b) Reports on Form 8-K.

During the three month period ending March 31, 2004, the Company filed no reports on Form 8-K.

4

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC HEALTH PRODUCTS, INC.

Date: September 14, 2005	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on September 14, 2005.

Signature		Title
By:	/s/ Jugal K. Taneja	Chairman of the Board and Director
Jugal K. Taneja

By:	/s/ Mandeep K. Taneja	Chief Executive Officer, President and Director
Mandeep K. Taneja

By:	/s/ Cani I. Shuman	Chief Financial Officer, Secretary, Treasurer and Director
Cani I. Shuman

By:	/s/ Kotha S. Sekharam	Director
Kotha S. Sekharam

5