Form 10QSB/A
period 2004-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2005-09-14
CIK 949925

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

EXPLANATORY NOTE:

This Form 10-QSB/A for Dynamic Health Products, Inc. is being filed to amend Item 3 which is included herein in its entirety, as amended. The balance of the Form 10-QSB for the period ended June 30, 2004 remains unchanged.

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

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: September 14, 2005	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: September 14, 2005	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer

4