Form 10QSB/A
period 2004-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2005-09-14
CIK 949925

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

EXPLANATORY NOTE:

This Form 10-QSB/A for Dynamic Health Products, Inc. is being filed to amend Item 3 which is included herein in its entirety, as amended. The balance of the Form 10-QSB for the period ended September 30, 2004 remains unchanged.

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

2

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

2.1	Stock Purchase Agreement, dated September 10, 2004, by and among Dynamic Health Products, Inc., Robert T. O’Leary, Linda O’Leary, and Bob O’Leary Health Food Distributor Co., Inc.(1)

3.1	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed July 30, 2003.(2)

3.2	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(3)

10.1	Securities Purchase Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and Laurus Master Fund, Ltd.(4)

10.2	Master Security Agreement, dated as of September 30, 2004, by Dynamic Health Products, Inc. and certain of its subsidiaries to Laurus Master Fund, Ltd.(4)

10.3	Registration Rights Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and Laurus Master Fund, Ltd.(4)

10.4	Guaranty, dated as of September 30, 2004, by Jugal K. Taneja to Laurus Master Fund, Ltd.(4)

10.5	Subsidiary Guaranty, dated as of September 30, 2004, by subsidiaries of Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.6	Supplemental Stock Pledge Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.(4)

10.7	Subsidiary Stock Pledge Agreement, dated as of September 30, 2004, by and among Dynamic Health Products, Inc. and certain of its subsidiaries, and Laurus Master Fund, Ltd.(4)

10.8	Secured Convertible Term Note, dated as of September 30, 2004, by Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.9	Common Stock Purchase Warrant, dated as of September 30, 2004, by Dynamic Health Products, Inc. to Laurus Master Fund, Ltd.(4)

10.10	Commercial Contract dated October 25, 2004, by and among Dynamic Health Products, Inc. and GeoPharma, Inc. (5)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

3

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2004, file number 0-23031, filed in Washington, D.C. on September 10, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2003, file number 0-23031, filed in Washington, D.C. on November 5, 2003.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, file number 0-23031, filed in Washington, D.C. on October 6, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004, file number 0-23031, filed in Washington, D.C. on November 15, 2004.

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

4

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

5