Form 10QSB
period 2005-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2005-11-21
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 18, 2005 was 14,463,630.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	March 31, 2005
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$571,185	$1,870,561
Marketable equity securities, net	1,377,722	1,162,546
Accounts receivable, net	2,287,333	2,720,424
Inventories, net	4,204,321	4,901,437
Prepaid expenses	560,912	389,978
Deferred consulting fees	263,754	308,745
Other current assets	171,684	218,465
Due from affiliates	1,934	959
Note receivable	168,992	—
Note receivable from affiliate	45,056	43,528
Derivative financial instruments	—	245,584

Total current assets	9,652,893	11,862,227

Property, plant and equipment, net	797,341	759,519

Note receivable	116,707	—
Goodwill	4,588,751	4,577,613
Intangible assets, net	544,370	625,842
Deferred consulting fees	166,254	298,141
Other assets	62,933	65,209

Total assets	$15,929,249	$18,188,551

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,343,769	$1,000,000
Current portion of long-term obligations	822,636	326,056
Capital lease obligation	—	546
Accounts payable	3,893,410	5,160,608
Other payables	286,258	272,893
Accrued expenses	337,803	384,982
Accrued income taxes	5,009	5,009
Obligations to affiliates	46,565	78,944
Note payable	30,296	18,851
Derivative financial instruments	3,726,296	13,113,650

Total current liabilities	10,492,042	20,361,539

Long-term obligations, less current portion	78,926	75,215
Deferred income taxes	243,699	336,999

Total liabilities	10,814,667	20,773,753

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 14,463,630 and 14,024,592 shares issued and outstanding	144,636	140,246
Additional paid-in capital	4,004,049	3,735,266
Retained earnings (deficit)	116,582	(7,172,316)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	849,315	711,602

Total shareholders’ equity	5,114,582	(2,585,202)

Total liabilities and shareholders’ equity	$15,929,249	$18,188,551

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Distribution	$11,423,470	$397,034	$24,494,501	$638,301
Prescription services	—	34,365	—	70,897

Total revenues	11,423,470	431,399	24,494,501	709,198

Cost of goods sold:
Distribution	10,342,206	238,113	21,749,651	361,715
Prescription services	—	32,279	—	62,815

Total cost of goods sold	10,342,206	270,392	21,749,651	424,530

Gross profit:
Distribution	1,081,264	158,921	2,744,850	276,586
Prescription services	—	2,086	—	8,082

Total gross profit	1,081,264	161,007	2,744,850	284,668

Operating expenses:
Selling, general and administrative expenses	1,271,634	390,024	2,713,829	761,826
Amortization expense	44,610	8,973	89,213	9,402
Depreciation expense	38,789	18,057	75,601	36,209

Total operating expenses	1,355,033	417,054	2,878,643	807,437

Operating income (loss) before other income and expense	(273,769)	(256,047)	(133,793)	(522,769)

Other income (expense):
Interest income	7,715	884	12,330	1,656
Other income and expenses, net	68,719	36,151	68,138	91,199
Gain on distribution of investment	—	1,349,966	—	1,349,966
Gain (loss) on sale of property	—	—	(2,495)	—
Derivative instrument income (expense), net	3,273,552	(3,795,233)	9,141,770	(3,795,233)
Derivative instrument interest expense	(827,938)	—	(1,655,876)	—
Interest expense resulting from non-cash amortization of debt discount on convertible note	(17,486)	—	(17,486)	—
Interest expense	(172,577)	(17,362)	(294,453)	(32,607)

Total other income (expense)	2,331,985	(2,425,594)	7,251,928	(2,385,019)

Income (loss) before income taxes	2,058,216	(2,681,641)	7,118,135	(2,907,788)

Income tax expense (benefit)	(125,639)	271,203	(170,763)	271,203

Net income (loss)	2,183,855	(2,952,844)	7,288,898	(3,178,991)

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$2,183,855	$(2,952,844)	$7,288,898	$(3,178,991)

Basic income (loss) per share	$0.15	$(0.23)	$0.51	$(0.25)

Basic weighted average number of common shares outstanding	14,281,496	12,774,834	14,153,746	12,774,834

Diluted income (loss) per share	$0.08	$(0.23)	$0.28	$(0.25)

Diluted weighted average number of common shares outstanding	26,548,075	12,774,834	26,420,325	12,774,834

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income
									Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2005 (Restated)	—	$—	—	$—	14,024,592	$140,246	$3,735,266	$(7,172,316)	$711,602	$(2,585,202)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	7,288,898		7,288,898
Unrealized gains (losses) on marketable equity securities (net of tax of $77,463)	—	—	—	—	—	—	—	—	137,713	137,713

Comprehensive income (loss)										7,426,611
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	187,000			189,750
Issuance of 14,038 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	14,038	140	8,283			8,423
Issuance of 150,000 shares of common stock at $.50 per share	—	—	—	—	150,000	1,500	73,500			75,000

Balances at September 30, 2005 (Unaudited)	—	$—	—	$—	14,463,630	$144,636	$4,004,049	$116,582	$849,315	$5,114,582

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$7,288,898	$(3,178,991)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	164,814	45,611
Amortization of deferred consulting fees	176,878	90,000
Amortization of debt discount to interest expense	17,486	—
Derivative instrument (income) expense, net	(9,141,770)	3,795,233
Derivative instrument interest expense	1,655,876	—
Gain on distribution of marketable equity securities	—	(1,349,966)
Loss on disposition of equipment	2,495	—
Changes in operating assets and liabilities:
Accounts receivable	102,098	46,814
Inventories	697,116	(81,504)
Due to/from affiliates, net	(34,882)	(24,109)
Prepaid expenses	(120,593)	(38,853)
Other current assets	46,781	4,070
Other assets	2,276	650
Accounts payable	(1,267,198)	253,282
Other payables	13,365	(31,613)
Accrued expenses	(47,179)	84,151
Accrued income taxes	—	271,203
Deferred income taxes	(170,763)	—

Net cash used in operating activities	(614,302)	(114,022)

Cash flows from investing activities:
Purchases of property and equipment	(93,940)	(3,769)
Proceeds from sale of property	1,000	—
Repayments of note receivable	45,294	—
Payment of deposit into escrow	—	(5,884,604)
Adjustment to purchase price of Dynamic Marketing, Inc.	(11,138)	—
Adjustment to purchase price of customer list	(7,306)	—
Purchase of trademark	(435)	—

Net cash used in investing activities	(66,525)	(5,888,373)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	5,734,500
Payments of long-term obligations	(577,461)	(9,051)
Proceeds from issuance of short-term obligations	5,827,304	—
Payments of short-term obligations	(5,943,392)	(13,043)
Payments of loan costs	—	(42,067)
Proceeds from issuance of common stock	75,000	—
Proceeds from issuance of related party obligations	—	150,000

Net cash provided by (used in) financing activities	(618,549)	5,820,339

Net increase (decrease) in cash	(1,299,376)	(182,056)

Cash at beginning of period	1,870,561	219,119

Cash at end of period	$571,185	$37,063

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Six Months Ended September 30,
	2005	2004
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$270,041	$33,257

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$330,993	$—

Supplemental schedule of non-cash financing activities:
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	$—	$1,532,979

Issuance of common stock warrants for funding	$—	$3,480,025

Payment of loan costs for the issuance of long-term obligations	$—	$265,500

Issuance of common stock warrants for consulting services	$—	$270,000

Issuance of common stock for postponement agreement	$189,750	$—

Issuance of long-term obligation for purchase of equipment	$22,979	$—

Issuance of short-term obligation for prepaid expenses	$41,917	$41,446

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2005 AND 2004 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2005.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and six months ended September 30, 2004 to conform to the presentation as of and for the three and six months ended September 30, 2005.

Restatements

Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances: derivative financial instruments have been recorded as liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $2,445,614 and $7,485,894, respectively, during the three and six months ended September 30, 2005. The effect of the restatement on the comparative statement of operations for the three and six months ended September 30, 2004 was $3,792,055 and $3,792,055, respectively, and earnings (loss) per share was impacted for the same periods by ($0.30) and ($0.30) per share, respectively. The effect of the restatement on the comparative statement of operations for the year ended March 31, 2005 was $5,509,553 and earnings (loss) per share was impacted by ($0.42) per share.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes Option Pricing Model. Fair value for cash flow derivatives is determined using discounted future cash flows of the probable expected outcomes of the derivative contract.

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (“Pharma FL”), Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (“Pharma NV”), Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss on the investment. As of September 30, 2005 and 2004, $401 and $4, respectively, were due from Tribeca and are included in due from to affiliates.

NOTE D-FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amounts of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments. The fair value of the 6.75% and 7.75% Convertible Debentures amounted to approximately $1,382,914 as of September 30, 2005. Fair values for the convertible debentures were calculated at net present value using the effective interest rate method and a rate of approximately 300%.

Derivative Financial Instruments

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the 6.75% and 7.75% Convertible Debentures, (b) the Warrants issued in connection with the 6.75% and 7.75% Convertible Debts, (c) interest rate index, and (d) put options. These derivative financial instruments are indexed to an aggregate of 9,445,337 shares at September 30, 2005 and are carried at fair value. The following tabular presentation sets forth information about the derivative financial instruments as of and for the six months ended September 30, 2005:

ASSET

Interest Rate Index:
Fair value	$—

Fair value adjustments:
Contract inception	$335,126

End of period	$(106,559)

Total period	$—

LIABILITIES

Embedded Conversion Features:
	6.75% Convertible Debentures	7.75% Convertible Debentures	Sub-Total
Fair value	$1,605,116	$559,994	$2,165,110

Fair value adjustments:
Contract inception	$1,328,186	$804,941	$2,133,127

End of period	$(5,237,446)	$(2,244,946)	$(7,482,392)

Total period	$(4,394,883)	$(1,440,005)	$(5,834,888)

Warrants:
	6.75% Convertible Debentures	7.75% Convertible Debentures	Sub-Total
Fair value	$385,000	$195,000	$580,000

Fair value adjustments:
Contract inception	$1,357,125	$937,500	$2,294,625

End of period	$(1,113,750)	$(742,500)	$(1,856,250)

Total period	$567,000	$195,000	$762,000

Put Option:

Fair value	$981,184

Fair value adjustments:
Contract inception	$1,109,922

End of period	$(41,753)

Total period	$981,184

Convertible debentures consist of the following as of September 30, 2005:

Face value of $6,000,000 convertible debentures, due September 30, 2007(a)	$954,076

Face value of $2,000,000 convertible debentures, due March 29, 2008(b)	$428,838

(a)	Face value $6,000,000 6.75% convertible debentures: On September 30, 2004, the Company entered into a debt agreement to issue a $6,000,000 convertible debenture. The debenture is immediately convertible into common stock of the Company at a price of $1.13 per share, together with 6.75% interest per annum, which is payable in either cash or common stock. Proceeds from the 6.75% convertible debenture were allocated first to the embedded conversion features and the residual to the debenture. The resulting discount amounted to $6,000,000, which is being amortized through periodic charges to interest expense using the effective interest rate method.
(b)	Face value $2,000,000 7.75% convertible debenture: On March 29, 2005, the Company received an investment of $2,000,000 from Laurus Master Fund, Ltd. in exchange for a convertible debenture. The debenture is convertible into shares of the Company’s common stock at a conversion price of $1.37 per share. Proceeds from the 7.75% convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount amounted to $2,000,000, which is being amortized through periodic charges to interest expense using the effective interest rate method.

The effective interest rate used to amortize the debt discount on the 6.75% convertible debenture and the March 29, 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $827,938 and $1,655,876, respectively, for the three and six months ended September 30, 2005.

Fair value for option-based financial instruments is determined using the Black-Scholes Option Pricing Model. Significant assumptions as of September 30, 2005 for the embedded conversion feature on the 6.75% and 7.75% convertible debentures, the embedded conversion features and the warrants included a strike price of $.90, $1.37 and $1.04, respectively, volatility of 122% for all instruments, remaining term of conversion feature for all instruments, and a risk free interest rate of 4.20% for all instruments.

The fair value of the put option was determined using the Black-Scholes Option Pricing Model using a volatility of 80%, a strike price of $6.00 and a risk free interest rate of 4.18%.

NOTE E–SHAREHOLDERS’ EQUITY

On April 22, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 2,944,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes in the principal amount of $4,000,000 and up to 750,000 shares issuable upon the exercise of common stock purchase warrants. The Company subsequently withdrew such Registration Statement on August 19, 2005.

On August 19, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 3,219,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes in the principal amount of $4,000,000, up to 750,000 shares issuable upon the exercise of common stock purchase warrants and 275,000 shares of common stock underlying the July 2005 postponement agreement. Such Registration Statement is not effective.

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

On August 31, 2005, the Company issued 14,038 restricted shares of common stock to Dynamic Health Products, Inc. 401(k) Plan for the Company’s contribution to the employees 401(k) benefit plan.

On September 12, 2005, 150,000 shares of restricted common stock of the Company were sold to a non-affiliated third party investor at $.50 per new share, for gross proceeds of $75,000. Proceeds were used to provide additional for working capital for the Company.

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

At September 30, 2005 and 2004, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2005	2004
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	1,327,055	1,577,906

Fair value	$1,377,722	$1,628,573

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three and six months ended September 30, 2005, the Company had no sales of available for sale equity securities. For the three and six months ended September 30, 2004, gross gains included in results of operations resulting from transfers of securities from the available-for-sale category into the trading category were $1,349,966 and there were no gross losses. No such transfers occurred in the three and six months ended September 30, 2005.

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

At September 30, 2005 and 2004, the Company had outstanding warrants to purchase 2,625,000 and 300,000 shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the September 30, 2004 Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), and they expire in September 2009. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008. For the 750,000 warrants, the exercise price is $1.37 per share, subject to certain adjustments pursuant to the March 29, 2005 Security Agreement with Laurus, and they expire in March 2012.

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of September 30, 2005 and 2004 was $97,500 and $180,000, respectively. The initial valuation of these warrants was $465,000. For the three and six months ended September 30, 2005, the Company included consulting expense in the amount of $24,375 and $93,750, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants. For the three and six months ended September 30, 2004, the Company included consulting expense in the amount of $90,000, in selling, general and administrative expenses in the statements of operations, for these warrants.

Stock Options

On October 17, 2004 the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of September 30, 2005 was $332,508, of which the current portion was $166,254 and the long-term portion was $166,254. The initial valuation of these options was $498,763, with $41,564 and $83,127, respectively, being expensed during the three and six months ended September 30, 2005. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 223% and a risk free interest rate of 3.44%.

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

	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$7,288,898	$(3,178,991)

Pro forma	$7,045,444	$(3,247,532)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.51	$(0.25)

Pro forma	$0.50	$(0.25)

Diluted income (loss) per share:
As reported	$0.28	$(0.25)

Pro forma	$0.27	$(0.25)

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

The Company has a current and deferred tax liability recorded as of September 30, 2005 of $5,009 and $243,699, respectively. As of September 30, 2004, the Company had a current and deferred tax liability recorded of $221,203 and $471,194, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE G-EARNINGS (LOSS) PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings per common share:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Six Months Ended September 30, 2005	Six Months Ended September 30, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$2,183,855	$(2,952,844)	$7,288,898	$(3,178,991)
Less preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$2,183,855	$(2,952,844)	$7,288,898	$(3,178,991)

Denominator:
Weighted average basic shares outstanding	14,281,496	12,774,834	14,153,746	12,774,834
Stock options	1,955,000	905,000	1,955,000	905,000
Warrants	2,625,000	314,946	2,625,000	204,235
Convertible note	7,686,579	72,464	7,686,579	36,430

Weighted average fully diluted shares outstanding	26,548,075	14,067,244	26,420,325	13,920,499

For the three months ended September 30, 2004 there were 1,292,410 shares and for the six months ended September 30, 2004 there were 1,145,665 shares that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted earnings (loss) per share, because to do so would have been anti-dilutive.

NOTE H-FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and six months ended September 30, 2005 the Company had one industry segment, Distribution. As of and for the three and six months ended September 30, 2004, the Company had two industry segments: Distribution and Prescription Services.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is unaudited condensed segment information as of and for the three and six months ended September 30, 2004

	Three Months Ended September 30, 2004	Six Months Ended September 30, 2004
Revenues:
Distribution	$397,034	$638,301
Prescription services	34,365	70,897

	$431,399	$709,198

Intersegment sales	$—	$—

Gross profit:
Distribution	$158,921	$276,586
Prescription services	2,086	8,082

	$161,007	$284,668

Operating income (loss):
Distribution	$(28,577)	$(130,020)
Prescription services	(19,803)	(23,752)
Corporate	(207,667)	(368,997)

	$(256,047)	$(522,769)

September 30, 2004
Assets:
Distribution	$506,776
Prescription services	12,294
Corporate	9,371,586

$9,890,656

NOTE I-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provided for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of September 30, 2005 and 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

On June 14, 2004, the Board of Directors of the Company, approved the declaration of a pro rata dividend distribution to holders of record of its issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical Health Solutions, Inc. (“Vertical”), which the Company owned. On July 7, 2004, the Board of Directors of the Company amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one share of Vertical common stock for each ten shares of the Company’s common stock held on July 16, 2004. The Company only distributed whole shares and any fractional shares to which shareholders would otherwise be entitled were rounded down to the nearest whole share. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and a Director of Vertical. On July 26, 2004, the Company distributed approximately 1.3 million shares of Vertical common stock to its shareholders. This resulted in a gain of $1,349,966 to the Company for the year ended March 31, 2005.

For the three and six months ended September 30, 2004, the Company charged Vertical consulting fees totaling $3,212 and $5,213, respectively, for accounting and administrative services. The charge was on an hourly basis for services rendered. The Company did not provide consulting services to Vertical during the three and six months ended September 30, 2005. As of September 30, 2005 and 2004, approximately $325 and $3,538, respectively, were due from Vertical and are included in amounts due from affiliates. As of September 30, 2005 and 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of September 30, 2005 and 2004, $401 and $4, respectively, were due from Tribeca and are included in due from affiliates.

On January 1, 2004, the Company entered into a verbal agreement with Innovative Health Products, Inc. (“Innovative”), a wholly-owned subsidiary of GeoPharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet until May 1, 2005, at which time the sublease was terminated. The initial rental under the sublease was $41,066 annually.

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

For the three and six months ended September 30, 2005, purchases of products from subsidiaries of GeoPharma were $13,055 and $108,266, respectively, and sales to subsidiaries of GeoPharma were $5,922 and $30,965, respectively. For the three and six months ended September 30, 2004, purchases of products from subsidiaries of GeoPharma were $165,152 and $302,084, respectively. There were no sales to subsidiaries of GeoPharma during the three and six months ended September 30, 2004. As of September 30, 2005 and 2004, $44,094 and $213,409, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of September 30, 2005 and 2004, $875 and zero, respectively, were due from GeoPharma and are included in due from affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

As of September 30, 2005 and 2004, amounts due to T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were $2,471, for product purchases and services provided to the Company during the year ended March 31, 2005. For the three and six months ended September 30, 2005 and 2004, there were no purchases of products or services provided to the Company by T&L.

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

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, as determined by reference to the Black-Scholes option pricing model, has been recorded as a prepaid expense and is being amortized over the life of the loan (see Note E).

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

NOTE J- CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the three and six months ended September 30, 2005, DPS Nutrition Inc. accounted for 10.4% and 10.7%, respectively, in relation to total consolidated revenues. For the three months ended September 30, 2004, Premier Marketing and Europa Sports Products, Inc. each accounted for 13%, in relation to total consolidated revenues. For the six months ended September 30, 2004, no customers represented 10% or more in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At September 30, 2005 and 2004, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

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

Effective October 1, 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc. The results of operations of BOSS from April 1, 2005 through September 30, 2005 are included in the results of operations of the Company.

Effective March 31, 2005, the Company, through its wholly-owned subsidiary, Dynamic Marketing I, Inc., acquired Dynamic Marketing, Inc. On March 30, 2005, through the filing by Dynamic Marketing I, Inc. of Articles of Merger, effective March 31, 2005, Dynamic Marketing, Inc. merged into Dynamic Marketing I, Inc. with Dynamic Marketing I, Inc. being the surviving entity. The results of operations of DMI for April 1, 2005 through September 30, 2005 are included in the results of operations of the Company.

Results of Operations

Three And Six Months Ended September 30, 2005 Compared To Three And Six Months Ended September 30, 2004

Revenues. The Company generated total revenues of $11,423,470 and $24,494,501, respectively, for the three and six months ended September 30, 2005, an increase of $10,992,071 or 2,548% and $23,785,303 or 3,353.8%, compared to $431,399 and $709,198 for the three and six months ended September 30, 2004. Distribution revenues increased $11,026,436 or 2,777.2% and $23,856,200 or 3,737.5%, to $11,423,470 and $24,494,501, respectively, for the three and six months ended September 30, 2005, compared to $397,034 and $638,301, respectively, for the three and six months ended September 30, 2004. For the three months ended September 30, 2005, the increase was primarily attributable to revenues associated with BOSS of approximately $9.1 million and revenues associated with DMI of approximately $2.3 million, partially offset by a decrease in revenues associated with Herbal of approximately $335,900. For the six months ended September 30, 2005, the increase was primarily attributable to revenues associated with BOSS of approximately $19.1 million and revenues associated with DMI of approximately $5.1 million, partially offset by a decrease in revenues associated with Herbal of approximately $335,000. BOSS has expanded its distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005. Prescription services revenues were $34,365 and $70,897, respectively, for the three and six months ended September 30, 2004. The Company discontinued its prescription services operations in September 2004.

Gross profit. The Company achieved total gross profit of $1,081,264 and $2,744,850, respectively, for the three and six months ended September 30, 2005, an increase of $920,257 or 571.6% and $2,460,182 or 864.2%, compared to $161,007 and $284,668, respectively, for the three and six months ended September 30, 2004. Total gross margins, as a percentage of revenues, decreased to 9.5% and 11.2%, respectively, for the three and six months ended September 30, 2005 from 37.3% and 40.1%, respectively, for the three and six months ended September 30, 2004. Distribution gross profit increased $922,343 or 580.4% and $2,468,264 or 892.4%, to $1,081,264 and $2,744,850, respectively, for the three and six months ended September 30, 2005, as compared to $158,921 and $276,586, respectively, for the three and six months ended September 30, 2004. For the three and six months ended September 30, 2005, BOSS’s gross profit was approximately $605,300 and $1.9 million, respectively, DMI’s gross profit was approximately $465,300 and $788,900, respectively, and Herbal’s gross profit was approximately $10,700 and $89,100, respectively. For the three and six months ended

September 30, 2005, distribution gross margin decreased to 9.5% and 11.2%, respectively, from 40% and 43.3%, respectively, for the three and six months ended September 30, 2004. The decrease was primarily attributable to lower gross margins associated with BOSS of 6.7% and 9.8%, respectively, lower gross margins associated with DMI of 20.5% and 15.6%, respectively, and lower gross margins associated with Herbal of 17.5% and 29.4%, respectively, for the three and six months ended September 30, 2005. Prescription services gross profit was $2,086 and $8,082, respectively, for the three and six months ended September 30, 2004.

Operating expenses. The Company incurred operating expenses of $1,355,033 and $2,878,643, respectively, for the three and six months ended September 30, 2005, compared to $417,054 and $807,437, respectively, for the three and six months ended September 30, 2004. For the three months ended September 30, 2005, these expenses include various administrative, sales, marketing and other direct operating expenses of $1,271,634, and amortization and depreciation expenses of $83,399, compared to $390,024 in various administrative, sales, marketing and other direct operating expenses, and amortization and depreciation expenses of $27,030 for the three months ended September 30, 2004. Operating expenses, excluding amortization and depreciation expenses decreased to 11.1% of revenues for the three months ended September 30, 2005, from 90.4% of revenues for the three months ended September 30, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS and DMI, as well as a decrease in legal fees, public relations fees and travel expenses, and was partially offset by expenses associated with BOSS and DMI, as well as an increase in accounting fees. For the six months ended September 30, 2005, these expenses include various administrative, sales, marketing and other direct operating expenses of $2,713,829, and amortization and depreciation expenses of $164,814, compared to $761,826 in various administrative, sales, marketing and other direct operating expenses, and amortization and depreciation expenses of $45,611 for the six months ended September 30, 2004. Operating expenses, excluding amortization and depreciation expenses decreased to 11.1% of revenues for the six months ended September 30, 2005, from 107.4% of revenues for the six months ended September 30, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS and DMI, as well as a decrease in legal fees and public relations fees, and was partially offset by expenses associated with BOSS and DMI, as well as an increase in accounting fees, and an increase in amortization of deferred consulting fees.

Interest income. Interest income was $7,715 and $12,330, respectively, for the three and six months ended September 30, 2005, compared to $884 and $1,656, respectively, for the three and six months ended September 30, 2004. The increase in interest income was due to interest received on the note receivable and higher cash amounts held in interest bearing accounts in banks.

Interest expense. Interest expense was $190,063 and $311,939, respectively, for the three and six months ended September 30, 2005, compared to $17,362 and $32,607, respectively, for the three and six months ended September 30, 2004. Interest expense increased for the three and six months ended September 30, 2005, primarily due to the $6 million convertible term note that funded on September 30, 2004, in connection with the acquisition of BOSS and the $4 million convertible minimum borrowing note and revolving note in connection with the acquisition of DMI. Approximately $17,486 and $17,486, respectively, of the interest expense for the three and six months ended September 30, 2005, relates to the non-cash amortization of the debt discount based on the Black-Scholes pricing model, applied to the Postponement Agreement entered into in July 2005, in connection with the September 30, 2004 convertible term note.

Income taxes. As of September 30, 2005, the Company had an accrued income tax liability of $5,009 and an estimated deferred income tax liability of $243,699, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of September 30, 2004, the Company had an accrued income tax liability of $221,203 and an estimated deferred income tax liability of $471,194.

Net income (loss) per share. Net income per share for the three and six months ended September 30, 2005 was $0.15 and $0.51, respectively. Net loss per share for the three and six months ended September 30, 2004 was $0.23 and $0.25, respectively. The net income per share for the three months ended September 30, 2005 as compared to the net loss for the three months ended September 30, 2004 was primarily a result of the net change from derivative instrument income (expense), net, of $7,068,785, and an increase in other income and expenses, net, of $32,568, partially offset by an increase in the Company’s operating loss before other income and expense of $17,722, an increase in derivative instrument interest expense of $827,938 and the absence of the gain on distribution of investment of $1,349,966. The net income per share for the six months ended September 30, 2005 as compared to the net loss for the six months ended September 30, 2004 was primarily a result of the net change from derivative instrument income (expense), net, of $12,937,003, and a decrease in the Company’s operating loss before other income and expense of $388,976, partially offset by an increase in derivative instrument interest expense of $1,655,876, a decrease in other income and expenses, net, of $23,061 and the absence of the gain on distribution of investment of $1,349,966.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and six months ended September 30, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Economic And Industry Conditions. Management believes that there was no material effect on operations or the financial condition of the Company as a result of general economic and industry conditions for the three and six months ended September 30, 2005 and 2004. However, should there be a material deterioration of general economic or industry conditions, the Company’s results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves and through its revolving note payable. The Company had a working capital deficit of $839,149 at September 30, 2005, compared to a working capital deficit of $8,499,312 at March 31, 2005.

Net cash used in operating activities was $614,302 for the six months ended September 30, 2005, as compared to net cash used in operating activities of $114,022 for the six months ended September 30, 2004. The usage of cash was primarily attributable to a decrease in accounts payable of $1,267,198 based on substantial repayments made on accounts, an increase in prepaid expenses of $120,593 primarily for insurance premiums, a decrease in accrued expenses of $47,179, a decrease in deferred income taxes of $170,763, and a decrease in amounts due to/from affiliates, net, of $34,882, partially offset by a decrease in accounts receivable of

$102,098 as a result of increased collection efforts, a decrease in inventories of $697,116 partially due to a reduction in restocking levels and to the sales of products from the Company’s new distribution facilities, a decrease in other current assets of $46,781, a decrease in other assets of $2,276 and an increase in other payables of $13,365.

Net cash used in investing activities was $66,525, representing purchases of property and equipment of $93,940, an adjustment to the purchase price of Dynamic Marketing, Inc. (“DM”) of $11,138 based upon net adjustments to goodwill upon finalization of DM’s books and records, an adjustment to the purchase price of a customer list of $7,306 due to an increase from estimated expenses to actual expenses, and the purchase of a trademark of $435, partially offset by repayments of a note receivable of $45,294 and proceeds from the sale of property of $1,000.

Net cash used in financing activities was $618,549, representing payments of long-term obligations of $577,461 and the excess of payments versus advances received of $116,088 on the Company’s short-term revolving note, partially offset by proceeds from the issuance of common stock of $75,000.

At September 30, 2005, the Company had $571,185 in cash and cash equivalents, as compared to $37,063 at September 30, 2004.

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

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty two (22) day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of September 30, 2005, the outstanding principal balance on the convertible note was $4,500,000. As of March 31, 2005 and September 30, 2005, 989,758 shares of Company common stock had been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

On October 17, 2004, the Compensation Committee of the Board of Directors of the Company granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, $498,763, as determined by reference to the Black-Scholes option pricing model, has been recorded as deferred consulting fees and is being amortized over the three year life of the loan. For the three and six months ended September 30, 2005, the amount amortized as consulting fees was $41,564 and $83,127, respectively. As of September 30, 2005, the balance of deferred consulting fees for these options was $332,509, of which the current portion was $166,254 and the long-term portion was $166,254.

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

The Company was obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the option. If the registration statement was not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration was suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company would have been obligated to pay Laurus certain fees and the obligations may have been deemed to be in default. On April 22, 2005, the Company filed such registration statement on Form S-2 and on August 19, 2005, the Company withdrew such registration statement and filed a new registration statement on Form S-2, which is not effective.

The proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc., costs associated with the acquisition and for working capital. As of September 30, 2005, the principal balance due on this revolving note was $2,914,931, of which $2,000,000 was attributable to the secured convertible minimum borrowing note. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company is permitted to bring the ratios into compliance within one year from the date of the note.

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

In November 2005, the Company and Laurus reached an agreement in principle pursuant to which the Company will be obligated to pay Laurus $48,000 as payment in full for all late effectiveness fees. The agreement is subject to negotiation and execution of a definitive agreement.

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

On May 3, 2005, the Company received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to the Company in twenty three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of September 30, 2005, the remaining principal balance on the note was $285,699.

On July 21, 2005, the Company entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of September 30, 2005, the principal balance on the lease was $21,904.

On August 31, 2005, the Company issued 14,038 restricted shares of common stock to Dynamic Health Products, Inc. 401(k) Plan for the Company’s contribution to the employees 401(k) benefit plan.

On September 12, 2005, 150,000 shares of restricted common stock of the Company were sold to a non-affiliated third party investor at $.50 per new share, for gross proceeds of $75,000. Proceeds were used to provide additional for working capital for the Company.

On September 21, 2005, the Company issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $30,296. The principal together with interest at the rate of 8.25% per annum is payable in one monthly installment commencing October 21, 2005 in the amount of $3,483 and eight remaining monthly installments commencing November 21, 2005 in the amount of $3,478. As of September 30, 2005, the principal balance on the note was $30,296.

Item 3. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. An evaluation was performed under the supervision and with the participation of our management, including the Company’s chief executive officer and its chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure procedures. Based on management’s evaluation as of the end of the period covered by this Quarterly Report, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective to ensure that the information required to be disclosed by us in the reports that we filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal controls. There have been no material changes in the Company’s internal controls or in other factors that materially affected or were reasonably likely to materially affect these controls subsequent to the date of the evaluation referred to above, nor were there any material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against the Company on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of the Company’s product named StaminaPro. Hi-Tech seeks unspecified monetary damages as well as non-monetary relief. Management of the Company does not believe that it has any material exposure with regard to the allegations of the claims. The Company is vigorously defending this action. In addition, the Company has instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech. We are seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. Furthermore, the plaintiff’s initial action seeking injunction against the Company was denied by the court. The parties participated in a mediation of the matter on November 10, 2005. The action has not been set for trial.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 19, 2005, the Company entered into a Postponement Agreement with Laurus Master Fund, Ltd., whereby Laurus agreed to postpone the Company’s obligation to make certain amortization payments on its secured convertible note and, in consideration therefore, the Company issued to Laurus 275,000 shares of restricted common stock of the Company. Pursuant to the agreement, the principal portion of the monthly amount that is due on the first business day of each of the months from August 2005 through March 2006, in the amount of $187,500 per month, shall not be required to be paid until the first business day of each of the months from February 2007 through September 2007, respectively, in each case, in addition to the regular monthly principal payments due in each of the months. In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company to extend the dates for the filing requirements of the Company’s Registration Statement. Such shares were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933.

On August 31, 2005, the Company issued 14,038 restricted shares of common stock to Dynamic Health Products, Inc. 401(k) Plan for the Company’s contribution to the employees 401(k) benefit plan. Such shares were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933.

On September 12, 2005, 150,000 restricted shares of common stock of the Company were sold to a non-affiliated third party investor at $.50 per new share, for gross proceeds of $75,000. Such shares were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933. Proceeds were used to provide additional for working capital for the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(4)

10.1	Promissory Note and Security Agreement by and between Health Express Food, Inc. and Dynamic Marketing I, Inc.(5)

10.2	Postponement Agreement by and between Laurus Master Fund, Ltd. and Dynamic Health Products, Inc.(6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.

(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2005, file number 0-23031, filed in Washington, D.C. on August 15, 2005.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-2, dated August 19, 2005, file number 333-127692, filed in Washington, D.C. on August 19, 2005.

(b) Reports on Form 8-K.

During the three month period ending September 30, 2005, the Company filed two reports on Form 8-K.

Form 8-K dated July 20, 2005, with respect to the Company’s results of operations for the fiscal year ended March 31, 2005.

Form 8-K/A dated October 1, 2004, with respect to the Company’s completion of the acquisition of Bob O’Leary Health Food Distributor Co., Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: November 21, 2005	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive
Officer and President

Date: November 21, 2005	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer