Form 10QSB
period 2005-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2006-02-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     ☐  Yes    ☒  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 10, 2006 was 14,463,630.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$309,474	$1,870,561
Marketable equity securities, net	1,406,134	1,162,546
Accounts receivable, net	2,018,415	2,720,424
Inventories, net	4,607,227	4,901,437
Prepaid expenses	287,398	389,978
Deferred consulting fees	239,379	308,745
Other current assets	122,500	218,465
Due from affiliates	2,625	959
Note receivable	164,784	—
Note receivable from affiliate	45,823	43,528
Derivative financial instruments	—	245,584

Total current assets	9,203,759	11,862,227

Property, plant and equipment, net	761,007	759,519

Note receivable	73,756	—
Goodwill	4,594,982	4,577,613
Intangible assets, net	499,747	625,842
Deferred consulting fees	124,691	298,141
Other assets	70,433	65,209

Total assets	$15,328,375	$18,188,551

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,563,571	$1,000,000
Current portion of long-term obligations	1,458,137	326,056
Capital lease obligation	—	546
Accounts payable	3,947,556	5,160,608
Other payables	382,364	272,893
Accrued expenses	172,340	384,982
Accrued income taxes	5,009	5,009
Obligations to affiliates	55,553	78,944
Note payable	20,380	18,851
Derivative financial instruments	3,190,483	13,113,650

Total current liabilities	10,795,393	20,361,539

Long-term obligations, less current portion	70,492	75,215
Deferred income taxes	200,475	336,999

Total liabilities	11,066,360	20,773,753

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 14,463,630 and 14,024,592 shares issued and outstanding	144,636	140,246
Additional paid-in capital	4,004,049	3,735,266
Retained earnings (deficit)	(754,169)	(7,172,316)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	867,499	711,602

Total shareholders’ equity	4,262,015	(2,585,202)

Total liabilities and shareholders’ equity	$15,328,375	$18,188,551

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Revenues:
Distribution	$11,367,033	$6,868,190	$35,861,533	$7,506,490
Prescription services	—	—	—	70,897

Total revenues	11,367,033	6,868,190	35,861,533	7,577,387

Cost of goods sold:
Distribution	10,082,046	6,009,073	31,831,697	6,370,788
Prescription services	—	—	—	62,815

Total cost of goods sold	10,082,046	6,009,073	31,831,697	6,433,603

Gross profit:
Distribution	1,284,987	859,117	4,029,836	1,135,702
Prescription services	—	—	—	8,082

Total gross profit	1,284,987	859,117	4,029,836	1,143,784

Operating expenses:
Selling, general and administrative expenses	1,386,948	1,106,704	4,097,554	1,868,531
Amortization expense	44,625	27,471	133,836	36,872
Depreciation expense	39,572	18,008	115,173	54,217

Total operating expenses	1,471,145	1,152,183	4,346,563	1,959,620

Operating income (loss) before other income and expense	(186,158)	(293,066)	(316,727)	(815,836)

Other income (expense):
Interest income	6,204	2,137	18,534	3,793
Other income and expenses, net	(212,174)	(8,099)	(144,036)	83,101
Gain on distribution of investment	—	—	—	1,349,966
Gain (loss) on sale of property	(2,333)	654,241	(4,828)	654,241
Derivative instrument income (expense), net	535,813	(1,327,579)	9,677,583	(5,122,812)
Derivative instrument interest expense	(827,938)	(613,519)	(2,483,814)	(613,519)
Interest expense resulting from non-cash amortization of debt discount on convertible note	(21,740)	—	(39,226)	—
Interest expense	(215,878)	(110,456)	(510,330)	(143,063)

Total other income (expense)	(738,046)	(1,403,275)	6,513,883	(3,788,293)

Income (loss) before income taxes	(924,204)	(1,696,341)	6,197,156	(4,604,129)

Income tax expense (benefit)	(53,453)	(109,396)	(220,991)	161,807

Net income (loss)	(870,751)	(1,586,945)	6,418,147	(4,765,936)

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(870,751)	$(1,586,945)	$6,418,147	$(4,765,936)

Basic income (loss) per share	$(0.06)	$(0.12)	$0.45	$(0.37)

Basic weighted average number of common shares outstanding	14,463,630	12,899,294	14,257,416	12,816,472

Diluted income (loss) per share	$(0.06)	$(0.12)	$0.24	$(0.37)

Diluted weighted average number of common shares outstanding	14,463,630	12,899,294	26,524,277	12,816,472

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

							Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock				Unrealized Gains (Losses) on Securities
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2005 (Restated)	—	$—	—	$—	14,024,592	$140,246	$3,735,266	$(7,172,316)	$711,602	$(2,585,202)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	6,418,147		6,418,147
Unrealized gains (losses) on marketable equity securities (net of tax of $87,692)	—	—	—	—	—	—	—	—	155,897	155,897

Comprehensive income (loss)										6,574,044
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	187,000			189,750
Issuance of 14,038 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	14,038	140	8,283			8,423
Issuance of 150,000 shares of common stock at $.50 per share	—	—	—	—	150,000	1,500	73,500			75,000

Balances at December 31, 2005 (Unaudited)	—	$—	—	$—	14,463,630	$144,636	$4,004,049	$(754,169)	$867,499	$4,262,015

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income (loss)	$6,418,147	$(4,765,936)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	249,009	91,089
Common stock issued for consulting fees	—	35,350
Amortization of deferred consulting fees	242,816	223,439
Amortization of debt discount to interest expense	39,226	—
Derivative instrument (income) expense, net	(9,677,583)	5,122,812
Derivative instrument interest expense	2,483,814	613,519
Common stock issued in payment of interest expense	—	34,452
(Gain) loss on sale property	4,828	(654,241)
Gain on distribution of marketable equity securities	—	(1,349,966)
Changes in operating assets and liabilities:
Accounts receivable	371,016	(6,673)
Inventories	294,210	(132,810)
Due to/from affiliates, net	(27,352)	(169,448)
Prepaid expenses	152,921	(63,065)
Other current assets	95,965	30,988
Other assets	(5,224)	2,627
Accounts payable	(1,213,052)	440,992
Other payables	109,471	79,079
Accrued expenses	(212,642)	(292,083)
Accrued income taxes	—	—
Deferred income taxes	(224,215)	125,151

Net cash used in operating activities	(898,645)	(634,724)

Cash flows from investing activities:
Purchases of property and equipment	(100,510)	(6,151)
Proceeds from sale of property	2,000	1,911,014
Purchase of Bob O’Leary Health Food Distributor Co., Inc., net of cash acquired	—	(4,889,763)
Repayments of note receivable	92,453	—
Payment of deposit into escrow	—	(550,000)
Adjustment to purchase price of Dynamic Marketing, Inc.	(17,369)	—
Adjustment to purchase price of customer list	(7,306)	—
Purchase of trademark	(435)	(1,977)

Net cash used in investing activities	(31,167)	(3,536,877)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	5,734,500
Payments of long-term obligations	(585,655)	(831,891)
Proceeds from issuance of short-term obligations	8,053,419	—
Payments of short-term obligations	(8,174,039)	(260,974)
Payments of loan costs	—	(53,123)
Payments of common stock registration costs	—	(2,653)
Proceeds from issuance of common stock	75,000	—
Proceeds from issuance of related party obligations	—	150,000
Payments of related party obligations	—	(150,000)

Net cash provided by (used in) financing activities	(631,275)	4,585,859

Net increase (decrease) in cash	(1,561,087)	414,258

Cash at beginning of period	1,870,561	219,119

Cash at end of period	$309,474	$633,377

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Nine Months Ended December 31,
	2005	2004
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$437,518	$76,530

Cash paid during the period for income taxes	$—	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$330,993	$—

Supplemental schedule of non-cash financing activities:
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	$—	$1,532,979

Issuance of common stock warrants for funding	$—	$3,480,025

Payment of loan costs for the issuance of long-term obligations	$—	$265,500

Issuance of common stock options for guarantee of long-term obligation	$—	$498,763

Issuance of common stock for payment of long-term obligation	$—	$326,250

Issuance of common stock warrants for consulting services	$—	$465,000

Issuance of common stock for consulting services	$—	$35,350

Issuance of common stock for postponement agreement	$189,750	$—

Issuance of long-term obligation for purchase of equipment	$22,979	$—

Issuance of short-term obligation for prepaid expenses	$41,917	$41,446

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2005 AND 2004 (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2005 and 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2005.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended December 31, 2004 to conform to the presentation as of and for the three and nine months ended December 31, 2005.

Restatements

Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances: derivative financial instruments have been recorded as liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $292,125 and $7,193,769, respectively, during the three and nine months ended December 31, 2005. The effect of the restatement on the comparative statement of operations for the three and nine months ended December 31, 2004 was $1,648,722 and $5,440,777, respectively, and earnings (loss) per share was impacted for the same periods by ($0.12) and ($0.42) per share, respectively. The effect of the restatement on the comparative statement of operations for the year ended March 31, 2005 was $5,509,553 and earnings (loss) per share was impacted by ($0.42) per share.

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

NOTE B-PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (“Pharma FL”), Dynamic Life Products, Inc., Herbal Health Products, Inc. (“Herbal”), Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (“Pharma NV”), Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2004 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries, Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. and Bob O’Leary Health Food Distributor Co., Inc., acquired October 1, 2004. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE C-INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss on the investment. As of December 31, 2005 and 2004, $401 and zero, respectively, were due from Tribeca and are included in due from to affiliates.

NOTE D-FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments (other than Derivative Financial Instruments)

The carrying amount of cash, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The carrying amounts of loans and notes payable approximates fair value based on interest rates that approximate market interest rates for these instruments. The fair value of the 6.75% and 7.75% Convertible Debentures amounted to approximately $3,710,852 as of December 31, 2005. Fair values for the convertible debentures were calculated at net present value using the effective interest rate method and a rate of approximately 300%.

Derivative Financial Instruments

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the 6.75% and 7.75% Convertible Debentures, (b) the Warrants issued in connection with the 6.75% and 7.75% Convertible Debts, (c) interest rate index, and (d) put options. These derivative financial instruments are indexed to an aggregate of 9,344,422 shares at December 31, 2005 and are carried at fair value.

At December 31, 2005, the following derivative liabilities related to common stock options and warrants and embedded derivative instruments were outstanding:

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At December 31, 2005
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$302,500
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$127,500

Fair value of freestanding derivative instrument liabilities for options and warrants					$430,000

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At December 31, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$1,265,765
3/29/2005	3/29/2008	Laurus $2,000,000 term note	$1.13	$2,530,973	$478,738
9/30/2004	9/30/2007	Laurus put option	$6.00	$1,109,922	$1,015,978

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$2,760,481

Total derivative financial instruments liability at December 31, 2005					$3,190,481

Convertible debentures consist of the following as of December 31, 2005:

Face value of $6,000,000 convertible debentures, due September 30, 2007(a)	$3,067,595

Face value of $2,000,000 convertible debentures, due March 29, 2008(b)	$643,257

(a)	Face value $6,000,000 6.75% convertible debentures: On September 30, 2004, the Company entered into a debt agreement to issue a $6,000,000 convertible debenture. The debenture is immediately convertible into common stock of the Company at a price of $1.13 per share, together with 6.75% interest per annum, which is payable in either cash or common stock. Proceeds from the 6.75% convertible debenture were allocated first to the embedded conversion features and the residual to the debenture. The resulting discount amounted to $6,000,000, which is being amortized through periodic charges to interest expense using the effective interest rate method.
(b)	Face value $2,000,000 7.75% convertible debenture: On March 29, 2005, the Company received an investment of $2,000,000 from Laurus Master Fund, Ltd. in exchange for a convertible debenture. The debenture is convertible into shares of the Company’s common stock at a conversion price of $1.37 per share. Proceeds from the 7.75% convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount amounted to $2,000,000, which is being amortized through periodic charges to interest expense using the effective interest rate method.

The effective interest rate used to amortize the debt discount on the 6.75% convertible debenture and the March 29, 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $827,938 and $2,483,814, respectively, for the three and nine months ended December 31, 2005.

Fair value for option-based financial instruments is determined using the Black-Scholes Option Pricing Model. Significant assumptions as of December 31, 2005 for the embedded conversion feature on the 6.75% and 7.75% convertible debentures, the embedded conversion features and the warrants included a strike price of $.90, $1.37 and $1.04, respectively, volatility of 122% for all instruments, remaining term of conversion feature for all instruments, and a risk free interest rate of 4.20% for all instruments.

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

On September 12, 2005, 150,000 shares of restricted common stock of the Company were sold to a non-affiliated third party investor at $.50 per new share, for gross proceeds of $75,000. Proceeds were used to provide additional working capital for the Company.

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

At December 31, 2005 and 2004, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2005	2004
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	1,355,467	1,698,338

Fair value	$1,406,134	$1,749,005

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three and nine months ended December 31, 2005, the Company had no sales of available for sale equity securities. For the three and nine months ended December 31, 2004, gross gains included in results of operations resulting from transfers of securities from the available-for-sale category into the trading category were $1,349,966 and there were no gross losses. No such transfers occurred in the three and nine months ended December 31, 2005.

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

At December 31, 2005 and 2004, the Company had outstanding warrants to purchase 2,625,000 and 300,000 shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the September 30, 2004 Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), and they expire in September 2009. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008. For the 750,000 warrants, the exercise price is $1.37 per share, subject to certain adjustments pursuant to the March 29, 2005 Security Agreement with Laurus, and they expire in March 2012.

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of December 31, 2005 and 2004 was $73,125 and $283,125, respectively. The initial valuation of these warrants was $465,000. For the three and nine months ended December 31, 2005, the Company included consulting expense in the amount of $24,375 and $118,125, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants. For the three and nine months ended December 31, 2004, the Company included consulting expense in the amount of $91,875 and $181,875, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants.

Stock Options

On October 17, 2004 the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of December 31, 2005 was $290,945, of which the current portion was $166,254 and the long-term portion was $124,691. The initial valuation of these options was $498,763, with $41,564 and $124,691, respectively, being expensed during the three and nine months ended December 31, 2005 and $41,564 being expensed during the three and nine months ended December 31, 2004. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 223% and a risk free interest rate of 3.44%.

On December 1, 2005, the Company granted options to purchase 2,500 share of the Company’s common stock to an employee, in accordance with the Company’s 1999 Stock Option Plan. The exercise price of the options is $0.39 (100% of the fair value of the Company’s common stock on November 30, 2005). The options vest on December 1, 2006. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 110.35% and a risk free interest rate of 4.47%.

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

	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	(Unaudited)	(Unaudited)
Net income (loss):
As reported	$6,418,147	$(4,765,936)

Pro forma	$6,052,823	$(4,906,432)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.45	$(0.37)

Pro forma	$0.42	$(0.38)

Diluted income (loss) per share:
As reported	$0.24	$(0.37)

Pro forma	$0.23	$(0.38)

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

The Company has a current and deferred tax liability recorded as of December 31, 2005 of $5,009 and $200,475, respectively. As of December 31, 2004, the Company had a current and deferred tax liability recorded of $5,009 and $639,700, respectively. The deferred tax liability is primarily a result of the differences arising between book and tax basis of unrealized gains and losses, net, on marketable equity securities.

NOTE G-EARNINGS (LOSS) PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings per common share:

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2005	Nine Months Ended December 31, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(870,751)	$(1,586,945)	$6,418,147	$(4,765,936)
Less preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(870,751)	$(1,586,945)	$6,418,147	$(4,765,936)

Denominator:
Weighted average basic shares outstanding	14,463,630	12,899,294	14,257,416	12,816,472
Stock options	1,955,842	1,405,000	1,955,282	1,072,273
Warrants	2,625,000	514,946	2,625,000	763,182
Convertible note	7,686,579	72,464	7,686,579	2,254,546

Weighted average fully diluted shares outstanding	26,731,051	14,891,704	26,524,277	16,906,473

For the three months ended December 31, 2005 there were 12,267,421 shares and for the three and nine months ended December 31, 2004 there were 1,992,410 and 4,090,001 shares, respectively, that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted earnings (loss) per share, because to do so would have been anti-dilutive.

NOTE H-FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

In accordance with the provisions of Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures About Segments of an Enterprise and Related Information, a company is required to disclose selected financial and other related information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and is utilized by the chief operating decision maker related to the allocation of resources and in the resulting assessment of the segment’s overall performance. As of and for the three and nine months ended December 31, 2005, the Company had one industry segment, Distribution. As of and for the three and nine months ended December 31, 2004, the Company had two industry segments: Distribution and Prescription Services.

In addition to being presented separately, intersegment financial data is included in the gross segment amounts disclosed below in order to present accurate segment information, whereas on the condensed consolidated balance sheets and statements of operations, all intercompany transactions have been eliminated in consolidation.

Presented below is unaudited condensed segment information as of and for the nine months ended December 31, 2004

	Three Months Ended December 31, 2004	Nine Months Ended December 31, 2004
Revenues:
Distribution	$6,868,190	$7,506,490
Prescription services	—	70,897

	$6,868,190	$7,577,387

Intersegment sales	$—	$—

Gross profit:
Distribution	$859,117	$1,135,702
Prescription services	—	8,082

	$859,117	$1,143,784

Operating income (loss):
Distribution	$155,687	$25,665
Prescription services	(23,884)	(47,636)
Corporate	(424,868)	(793,865)

	$(293,065)	$(815,836)

December 31, 2004
Assets:
Distribution	$4,645,904
Prescription services	1,672
Corporate	6,997,302

$11,644,878

NOTE I-RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provided for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of December 31, 2005 and 2004, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

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

For the three and nine months ended December 31, 2004, the Company charged Vertical consulting fees totaling zero and $5,213, respectively, for accounting and administrative services. The charge was on an hourly basis for services rendered. The Company did not provide consulting services to Vertical during the three and nine months ended December 31, 2005. As of December 31, 2005 and 2004, $325 was due from Vertical and is included in amounts due from affiliates. As of December 31, 2005 and 2004, the Company’s investment in Vertical is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of December 31, 2005 and 2004, $401 and zero, respectively, were due from Tribeca and are included in amounts due from affiliates.

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

For the three and nine months ended December 31, 2005, purchases of products from subsidiaries of GeoPharma were $50,170 and $158,436, respectively, and sales to subsidiaries of GeoPharma were $60 and $31,025, respectively. For the three and nine months ended December 31, 2004, purchases of products from subsidiaries of GeoPharma were $81,744 and $352,502, respectively. Sales to subsidiaries of GeoPharma were zero and $5,213, respectively, during the three and nine months ended December 31, 2004. As of December 31, 2005 and 2004, $52,311 and $66,474, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of December 31, 2005 and 2004, $1,566 and $753, respectively, were due from GeoPharma and are included in due from affiliates.

Research and development is primarily contracted through Innovative, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

As of December 31, 2005 and 2004, amounts due to T & L, Inc. (“T&L”), an affiliate of Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company, were $2,471, for product purchases and services provided to the Company during the year ended March 31, 2005. For the three and nine months ended December 31, 2005 and 2004, there were no purchases of products or services provided to the Company by T&L.

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

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, an affiliate of Gregg Madsen, the Chief Operating Officer of DMI, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually. As of December 31, 2005, approximately $578 was due to GAM Realty, LLC.

NOTE J- CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the three and nine months ended December 31, 2005, DPS Nutrition Inc. accounted for 12.2% and 11.0%, respectively, in relation to total consolidated revenues. For the three and nine months ended December 31, 2004, DPS Nutrition Inc. accounted for 16.4% and 14.9%, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At December 31, 2005 and 2004, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

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

Other income (expense) consists primarily of expenses incurred in pursuing a potential acquisition that was not consummated.

Effective October 1, 2004, the Company acquired Bob O’Leary Health Food Distributor Co., Inc. The results of operations of BOSS commencing October 1, 2004 are included in the results of operations of the Company.

Effective March 31, 2005, the Company, through its wholly-owned subsidiary, Dynamic Marketing I, Inc., acquired Dynamic Marketing, Inc. On March 30, 2005, through the filing by Dynamic Marketing I, Inc. of Articles of Merger, effective March 31, 2005, Dynamic Marketing, Inc. merged into Dynamic Marketing I, Inc. with Dynamic Marketing I, Inc. being the surviving entity. The results of operations of DMI for April 1, 2005 through December 31, 2005 are included in the results of operations of the Company.

Results of Operations

Three And Nine Months Ended December 31, 2005 Compared To Three And Nine Months Ended December 31, 2004

Revenues. The Company generated total revenues of $11,367,033 and $35,861,533, respectively, for the three and nine months ended December 31, 2005, an increase of $4,498,843 or 65.5% and $28,284,146 or 373.3%, compared to $6,868,190 and $7,577,387 for the three and nine months ended December 31, 2004. Distribution revenues increased $4,498,843 or 65.5% and $28,355,043 or 377.7%, to $11,367,033 and $35,861,533, respectively, for the three and nine months ended December 31, 2005, compared to $6,868,190 and $7,506,490, respectively, for the three and nine months ended December 31, 2004. For the three months ended December 31, 2005, the increase was primarily attributable to an increase in revenues associated with BOSS of approximately $2.5 million, primarily due to BOSS expanding its distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005, revenues associated with DMI of approximately $2.1 million, partially offset by a decrease in revenues associated with Herbal of approximately $41,100. For the nine months ended December 31, 2005, the increase was primarily attributable to revenues associated with BOSS of approximately $28.3 million and revenues associated with DMI of approximately $7.1 million, partially offset by a decrease in revenues associated with Herbal of approximately $376,100. Prescription services revenues were zero and $70,897, respectively, for the three and nine months ended December 31, 2004. The Company discontinued its prescription services operations in September 2004.

Gross profit. The Company achieved total gross profit of $1,284,987 and $4,029,836, respectively, for the three and nine months ended December 31, 2005, an increase of $425,870 or 49.6% and $2,886,052 or 252.3%, compared to $859,117 and $1,143,784, respectively, for the three and nine months ended December 31, 2004. Total gross margins, as a percentage of revenues, decreased to 11.3% and 11.2%, respectively, for the three and nine months ended December 31, 2005 from 12.5% and 15.1%, respectively, for the three and nine months ended December 31, 2004. Distribution gross profit increased $425,870 or 49.6% and $2,894,134 or 254.8%, to $1,284,987 and $4,029,836, respectively, for the three and nine months ended December 31, 2005, as compared to $859,117 and $1,135,702, respectively, for the three and nine months ended December 31, 2004. For the three and nine months ended December 31, 2005, BOSS’s gross profit was approximately $927,400 and $2.9 million, respectively, DMI’s gross profit was approximately $317,500 and $985,500, respectively, and Herbal’s gross profit was approximately $40,100 and $175,200, respectively. For the three and nine months ended December 31, 2005, distribution gross margin decreased to 11.3% and 11.2%, respectively, from 12.5% and 15.1%, respectively, for the three and nine months ended December 31, 2004. The decrease was primarily attributable to lower gross margins associated with BOSS of 10.1% and 10.2%, respectively, lower gross margins associated with DMI of 15.3% and 13.8%, respectively, and lower gross margins associated with Herbal of 27.9% and 39.2%, respectively, for the three and nine months ended December 31, 2005. Prescription services gross profit was zero and $8,082, respectively, for the three and nine months ended December 31, 2004.

Operating expenses. The Company incurred operating expenses of $1,471,145 and $4,346,563, respectively, for the three and nine months ended December 31, 2005, compared to $1,152,183 and $1,959,620, respectively, for the three and nine months ended December 31, 2004. For the three months ended December 31, 2005, these expenses include various administrative, sales, marketing and other direct operating expenses of $1,386,948, and amortization and depreciation expenses of $84,197, compared to $1,106,704 in various administrative, sales, marketing and other direct operating expenses, and amortization and depreciation expenses of $45,479 for the three months ended December 31, 2004. Operating expenses, excluding amortization and depreciation expenses decreased to 12.2% of revenues for the three months ended December 31, 2005, from 16.1% of revenues for the three months ended December 31, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS and DMI, as well as a decrease in legal fees, and was partially offset by expenses associated with DMI, as well as an increase in accounting and public relations fees. For the nine months ended December 31, 2005, these expenses include various administrative, sales, marketing and other direct operating expenses of $4,097,554, and amortization and depreciation expenses of $249,009, compared to $1,868,531 in various administrative, sales, marketing and other direct operating expenses, and amortization and depreciation expenses of $91,089 for the nine months ended December 31, 2004. Operating expenses, excluding amortization and depreciation expenses decreased to 11.4% of revenues for the nine months ended December 31, 2005, from 24.7% of revenues for the nine months ended December 31, 2004. The decrease in operating expenses as a percentage of revenues was primarily attributable to the increase in revenues associated with BOSS and DMI, as well as a decrease in legal fees, and was partially offset by expenses associated with BOSS and DMI, as well as an increase in accounting fees, an increase in amortization of deferred consulting fees, an increase in the write off of bad debts and an increase in tradeshow expenses.

Interest income. Interest income was $6,204 and $18,534, respectively, for the three and nine months ended December 31, 2005, compared to $2,137 and $3,793, respectively, for the three and nine months ended December 31, 2004. The increase in interest income was due to interest received on the note receivable and higher cash amounts held in interest bearing accounts in banks.

Interest expense. Interest expense was $237,618 and $549,556, respectively, for the three and nine months ended December 31, 2005, compared to $110,456 and $143,063, respectively, for the three and nine months ended December 31, 2004. Interest expense increased for the three and nine months ended December 31, 2005, primarily due to the $6 million convertible term note that funded on September 30, 2004, in connection with the acquisition of BOSS and the $4 million convertible minimum borrowing note and revolving note in connection with the acquisition of DMI. Approximately $21,740 and $39,226, respectively, of the interest expense for the three and nine months ended December 31, 2005, relates to the non-cash amortization of the debt discount based on the Black-Scholes pricing model, applied to the Postponement Agreement entered into in July 2005, in connection with the September 30, 2004 convertible term note.

Income taxes. As of December 31, 2005, the Company had an accrued income tax liability of $5,009 and an estimated deferred income tax liability of $200,475, which primarily represented the potential future tax expense associated with the unrealized gains on marketable equity securities. As of December 31, 2004, the Company had an accrued income tax liability of $5,009 and an estimated deferred income tax liability of $639,700.

Net income (loss) per share. Net income (loss) per share for the three and nine months ended December 31, 2005 was $(0.06) and $0.45, respectively. Net loss per share for the three and nine months ended December 31, 2004 was $0.12 and $0.37, respectively. The reduction in the net loss per share for the three months ended December 31, 2005 as compared to the net loss per share for the three months ended December 31, 2004 was primarily a result of the net change from derivative instrument income (expense), net, of $1,863,392, and a decrease in the Company’s operating loss of $106,908, partially offset by an increase in other income and expenses, net, of $204,075, which resulted from expenses incurred in pursuing a potential acquisition that was not consummated, an increase in derivative instrument interest expense of $214,419 and the decrease of the gain (loss) on sale of property of $656,584. The net income per share for the nine months ended December 31, 2005 as compared to the net loss per share for the nine months ended December 31, 2004 was primarily a result of the net change from derivative instrument income (expense), net, of $14,800,395, and a decrease in the Company’s operating loss before other income and expense of $499,109, partially offset by an increase in derivative instrument interest expense of $1,870,295, an increase in other income and expenses, net, of $227,137, which resulted from expenses incurred in pursuing a potential acquisition that was not consummated, the decrease of the gain (loss) on sale of property of $659,069 and the absence of the gain on distribution of investment of $1,349,966.

Inflation; Seasonality. Management believes that there was no material effect on operations or the financial condition of the Company as a result of inflation for the three and nine months ended December 31, 2005 and 2004. Management also believes that its business is not seasonal; however, significant promotional activities can have a direct impact on sales volume in any given quarter.

Economic And Industry Conditions. Management believes that there was no material effect on operations or the financial condition of the Company as a result of general economic and industry conditions for the three and nine months ended December 31, 2005 and 2004. However, should there be a material deterioration of general economic or industry conditions, the Company’s results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

The Company has financed its operations through the usage of available cash reserves and through its revolving note payable. The Company had a working capital deficit of $1,591,634 at December 31, 2005, compared to a working capital deficit of $8,499,312 at March 31, 2005.

Net cash used in operating activities was $898,645 for the nine months ended December 31, 2005, as compared to net cash used in operating activities of $634,724 for the nine months ended December 31, 2004. The usage of cash was primarily attributable to an increase in other assets of $5,224, a decrease in accounts payable of $1,213,052 based on substantial repayments made on accounts, a decrease in accrued expenses of $212,642, a decrease in deferred income taxes of $224,215, and a decrease in amounts due to/from affiliates, net, of $27,352, partially offset by a decrease in accounts receivable of $371,016 as a result of increased collection efforts, a decrease in inventories of $294,210 partially due to a reduction in restocking levels and to the sales of products from the Company’s new distribution facilities, a decrease in prepaid expenses of $152,921, a decrease in other current assets of $95,965 and an increase in other payables of $109,471.

Net cash used in investing activities was $31,167, representing purchases of property and equipment of $100,510, an adjustment to the purchase price of Dynamic Marketing, Inc. (“DM”) of $17,369 based upon net adjustments to goodwill upon finalization of DM’s books and records, an adjustment to the purchase price of a customer list of $7,306 due to an increase from estimated expenses to actual expenses, and the purchase of a trademark of $435, partially offset by repayments of a note receivable of $92,453 and proceeds from the sale of property of $2,000.

Net cash used in financing activities was $631,275, representing payments of long-term obligations of $585,655, the excess of payments versus advances received of $79,686 on the Company’s short-term revolving note and payments on other short-term obligations of $40,934, partially offset by proceeds from the issuance of common stock of $75,000.

At December 31, 2005, the Company had $309,474 in cash and cash equivalents, as compared to $633,377 at December 31, 2004.

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

Beginning on December 1, 2004, and each month thereafter, the Company shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) the Company has an effective registration statement under which the stock can be sold; (ii) the average closing price of the Company’s common stock as reported by Bloomberg, L.P. on the Company’s principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty two (22) day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by the Company in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of December 31, 2005, the outstanding principal balance on the convertible note was $4,500,000. As of March 31, 2005 and December 31, 2005, 989,758 shares of Company common stock had been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

On October 17, 2004, the Compensation Committee of the Board of Directors of the Company granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, $498,763, as determined by reference to the Black-Scholes option pricing model, has been recorded as deferred consulting fees and is being amortized over the three year life of the loan. For the three and nine months ended December 31, 2005, the amount amortized as consulting fees was $41,564 and $124,691, respectively. As of December 31, 2005, the balance of deferred consulting fees for these options was $290,945, of which the current portion was $166,254 and the long-term portion was $124,691.

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

The proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc., costs associated with the acquisition and for working capital. As of December 31, 2005, the principal balance due on this revolving note was $2,920,314, of which $2,000,000 was attributable to the secured convertible minimum borrowing note. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company is permitted to bring the ratios into compliance within one year from the date of the note.

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

On May 3, 2005, the Company received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to the Company in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of December 31, 2005, the remaining principal balance on the note was $238,540.

On July 21, 2005, the Company entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of December 31, 2005, the principal balance on the lease was $21,020.

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

On September 21, 2005, the Company issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $30,296. The principal together with interest at the rate of 8.25% per annum is payable in one monthly installment commencing October 21, 2005 in the amount of $3,483 and eight remaining monthly installments commencing November 21, 2005 in the amount of $3,478. As of December 31, 2005, the principal balance on the note was $20,380.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

The Company is involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against the Company on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of the Company’s product named StaminaPro. Hi-Tech seeks unspecified monetary damages as well as non-monetary relief. Management of the Company does not believe that it has any material exposure with regard to the allegations of the claims. The Company is vigorously defending this action. In addition, the Company has instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech. We are seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. Furthermore, the plaintiff’s initial action seeking injunction against the Company was denied by the court. The parties participated in a mediation of the matter on November 10, 2005. The action has not been set for trial. As of the current date the Company continues mediation with Hi-Tech.

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

(b) Reports on Form 8-K.

During the three month period ending December 31, 2005, the Company filed one report on Form 8-K.

Form 8-K dated November 10, 2005, with respect to the resignation of one of the Company’s Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: February 14, 2006	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: February 14, 2006	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer