Form 10KSB
period 2006-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2006-06-29
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $50,142,206.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $1,371,232, based upon the last reported trade of the stock on June 26, 2006, which was 15,000 shares at $0.26 per share.

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 26, 2006 was 15,055,035.

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

The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. (“Energy Factors”), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc., in September 2000, its name was changed to Go2Pharmacy, Inc., in September 2002, its name was changed to Innovative Companies, Inc., and in June 2004, its name was changed to GeoPharma, Inc. (“GeoPharma”). GeoPharma creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, and health and beauty care products, and manufactures generic and over-the-counter drugs. On November 7, 2000, the United States Securities and Exchange Commission (“SEC”) declared GeoPharma’s registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of GeoPharma. In March 2001, the Company distributed 2,324,984 shares of GeoPharma common stock to its shareholders. As of March 31, 2006 and 2005, the Company held 347,938 shares of common stock of GeoPharma.

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

Competition

The wholesale and retail product distribution industries in which the Company operates are highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company in its distribution, wholesaling, and retailing businesses.

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

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company primarily fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2006, the Company had no backlog sales orders.

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

Trademarks

The Company has applied for various federally registered trademarks and utilizes the following federally registered trademarks: Vibrafem™, ECLIPSE Sports Supplements™, Eclipse 2000™ and Muscle Sandwich™. Vibrafem™ is a topical gel designed to enhance sexual arousal. ECLIPSE Sports Supplements™ and Eclipse 2000™ are lines of dietary supplements, namely vitamins, minerals, herbs, amino acids, protein powders, protein bars, protein shakes, protein drinks, nutraceuticals and essential fatty acids. Muscle Sandwich™ is a line of peanut butter based protein bars. Since approximately 10% of our consolidated revenues result from the sales of these products, the Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks will have significant value.

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

Quality Control

Although the Company does not directly manufacture its products, we endeavor to purchase products manufactured in accordance with the Good Manufacturing Practices (“GMP’s”) prescribed by the United States Food and Drug Administration, all other applicable regulatory standards, and rigorous quality control procedures used by the manufacturers of the products which the Company purchases. The Company utilized licensed pharmacies for its fulfillment of prescription medications and those pharmacies were solely responsible for ensuring that the products and services provided met acceptable standards.

Government Regulation

Although the manufacture, packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are subject to regulation by numerous government agencies, such regulations apply to the manufacturers of the products, but the Company is not directly regulated.

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

The Company’s advertising of its products is subject to regulation by the U.S. Federal Trade Commission (“FTC”) under the Federal Trade Commission Act (“FTCA”). The FTCA prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce. The FTCA provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to drugs or foods, which would include dietary supplements, is an unfair or deceptive act or practice. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement the Company is required to have adequate substantiation for all material advertising claims made for its products. If the FTC were to impose limitations on the Company’s advertising of its products, any such limitations could materially adversely affect the Company’s ability to successfully market its products.

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

Employees

As of March 31, 2006 the Company had 92 employees, of which 89 were full-time employees and three were part-time employees, as compared to 85 employees, of which 82 were full-time employees and three part-time employees as of March 31, 2005. Of such full-time employees, 18 were engaged in marketing and sales, 10 were devoted to customer service, 43 were devoted to warehousing and distribution, one was devoted to web site development and database administration, and 17 were responsible for management and administration. Of such part-time employees, one was devoted to customer service and two were devoted to warehousing and distribution. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

In each case, the employees are permitted to participate in employee benefit plans of the Company that may be in effect from time to time, to the extent eligible, and each employee may be entitled to receive an annual bonus as determined at the sole discretion of the Company’s Board of Directors based on the Board’s evaluation of the employee’s performance and the financial performance of the Company. Each employee is eligible for grant of stock options in accordance with the provisions of the Company’s 1999 Stock Option Plan (the “Plan”), as determined by the Administrator of the Plan.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2006, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Consolidation in the Health and Nutritional Product Distribution Industry May Make It More Difficult for Us to Compete with Larger Companies, We May be Required to Sell Products At Prices Below Our Profit Margin. The health and nutritional product distribution industry is subject to significant economic factors, including consolidation of our competitors. Some of our competitors are consolidating to create integrated delivery systems with greater market presence and negotiation power with manufacturers. As the health and nutritional product distribution industry consolidates, competition for customers will become more intense and the importance of acquiring each customer will become greater. A forced reduction in our prices to meet these challenges may reduce our operating margins and increase our losses.

We Rely on Strategic Relationships to Generate Revenue, the Loss of Which Would Cause Our Revenues to Decrease. Our success relies on establishing and maintaining strategic relationships with leaders in the health and nutritional product distribution industry. We believe that these relationships will enable us to extend our distribution, obtain specialized industry expertise, and increase overall revenue. We may be unable or unwilling to establish such relationships due to preexisting relationships that these market leaders or we have with other competitors. Furthermore, our strategic relationships may change rapidly in the event that current or future partners decide to compete with us. Consequently, we intend to maintain independence from any particular customer or partner through the use of oral agreements rather than written contracts. Consequently, these agreements may be terminated by the customers at any time. If we lose the right to distribute products under such agreements, we may lose the ability to market certain of our products. Our inability to establish or maintain our strategic relationships may reduce our revenues and increase our losses from operations.

Our Business is Subject to Government Regulation, the Failure to Comply with Which Could Result in Significant Penalties. The packaging, labeling, advertising, promotion, distribution and sale of the Company’s products are all subject to extensive regulation by numerous federal, state and other government agencies. Because of the broad language of the laws applicable to the Company’s business, it is difficult for the Company to remain in strict compliance. If the Company fails to or is unable to comply with applicable laws and governmental regulations, the Company’s business could be adversely affected. See “Business – Government Regulation.”

Our Business Depends Upon Third Party Manufacturers, the Loss or Unavailability of Which Would Require Us to Find Substitute Manufacturers, Resulting in Delays in Production and Additional Expenses. Many of our products are produced for us by third party manufacturers. We cannot assure that these manufacturers will provide the products we need, in the quantities we request, or at a price we are willing to pay. In general, we do not maintain written agreements with these manufacturers. Because of the lack of such agreements, there can be no assurance that products we need will be available. Our inability to obtain adequate supplies of product from third party manufacturers at favorable prices, or at all, may increase our expenses and reduce our operating margins, resulting in increased losses.

Our Products Have Limited Trademark Protection, Which Could Permit Others to Market Similar Products, Resulting in Decreased Sales by Dynamic Health. Our policy is to pursue registration of all of the trademarks associated with our key proprietary products. We rely on common law trademark rights to protect our unregistered trademarks as well as our trade dress rights. Generally, common law trademark rights are limited to the geographic area in which the trademark is actually used, while a United States federal trademark registration enables the registrant to stop the unauthorized use of the trademark by any third party anywhere in the United States. Although sales outside the United States currently constitute less than 1% of our revenues, we intend to register our trademarks in certain foreign jurisdictions where our products are sold. We cannot assure that the protection available in such jurisdictions, if any, will be as extensive as the protection available to us in the United States. In addition, because we have no patents on our proprietary products, another company may replicate them. Inadequate trademark and patent protection of our proprietary products may reduce sales of our products.

Our Articles of Incorporation and Bylaws Contain Provisions that May Discourage Takeovers or Make Them More Difficult, Regardless of Whether or Not such a Takeover Would Be Advantageous for Our Stockholders. Certain provisions of our articles of incorporation and bylaws, as well as certain sections of the Florida Business Corporation Act, and our board of directors’ ability to issue shares of preferred stock and to establish voting rights, preferences and other terms of our stock, may be deemed to have an anti-takeover effect and may discourage takeover attempts that are not first approved by our board of directors. This anti-takeover effect may discourage takeovers which stockholders may deem to be in their best interests.

Possible Adverse Publicity About Our Products Could Adversely Affect Sales of These Products. We are dependent on consumers’ perceptions and may be adversely affected by publicity associated with illness or other adverse effects from the consumption of its products (or similar products distributed by other companies) and future reports of research that are perceived as less favorable or that question earlier research. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. We are highly dependent upon consumers’ perceptions of the safety and quality of its products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that those products may be harmful or questioning their efficacy could adversely affect us regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

We Are Exposed to Product Liability Claims, Which Could Create a Substantial Liability. We face an inherent risk of exposure to product liability claims in the event that the use of our products results in injury. Management believes that the Company has adequate insurance, but if it does not, product liabilities relating to its products could adversely affect the Company. Although many of the ingredients in the Company’s products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of its products contain ingredients for which no such history exists. In addition, although management believes all of the Company’s products are safe when taken as directed, there is little long-term experience with human consumption of certain of these product ingredients in concentrated form. Accordingly, the Company cannot assure that its products, even when used as directed, will have the effects intended or will not have harmful side effects. Any such unintended effects may result in adverse publicity or product liability claims that could adversely affect the Company.

Importance of Development of New Products. Products currently experiencing strong popularity and rapid growth may not maintain their sales over time. As a result, it will be important for the Company to be able to develop or acquire new products. The Company cannot assure that its efforts to develop or acquire new products will be successful.

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

Our Products Could Infringe on Intellectual Property Rights of Others. Although the Company seeks to ensure that it does not infringe on the intellectual property rights of others, the Company cannot assure that third parties will not assert intellectual property claims against the Company. Infringement claims by third parties against the Company may have a material adverse affect on the Company.

The Loss of a Significant Customer Could Result in a Substantial Decrease in Revenues. For the year ended March 31, 2006, 11% of consolidated revenues were received from one customer, DPS Nutrition Inc., representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

General Risks

We May Grow In Excess of our Ability to Manage Such Growth, Which Could Result in Inefficiencies. The Company believes that continued growth may strain its management, operations, sales and administrative personnel and other resources. In order to serve the needs of its existing and future customers the Company intends to increase its workforce. The Company’s ability to manage further growth depends in part upon its ability to expand its operating, management, information and financial systems, which may significantly increase its future operating expenses. The Company cannot assure that its business will grow in the future or that it will be able to effectively manage its growth.

Possible Future Acquisitions May be Difficult to Assimilate and Adequate Funding May not be Available. The Company expects to pursue additional acquisitions in the future as a part of its business strategy. The Company cannot assure that attractive acquisition opportunities will be available to it or that it will be able to obtain financing for future acquisitions. If the Company is unable to consummate future acquisitions, its business, financial condition and operating results could be adversely affected.

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

Control by Certain Stockholders Could Make it Difficult for Others to Control Election of our Directors or other Corporate Actions. Directors, executive officers and related family members beneficially own approximately 59.1% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

Exposure to Natural Disaster Could Result in Unforseen Expenses or Disruptions to Our Business. One of the Company’s facilities is located in the greater Tampa Bay, Florida area, which is prone to hurricanes. The Company’s business could be adversely affected should its ability to distribute products be impacted by such event.

Our Common Stock is Subject to the “Penny Stock” Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Item 2. DESCRIPTION OF PROPERTY.

On January 1, 2004, the Company entered into a verbal agreement with GeoPharma, Inc., an affiliate of the Company, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for a portion of the Company’s office, warehousing and shipping operations, until May 1, 2005. The initial rental under the sublease was $41,066 annually.

On October 1, 2004, the Company entered into a lease agreement with Robert O’Leary and Linda O’Leary, whereby the Company agreed to lease approximately 26,200 square feet of office and warehouse space for its operations in Scranton, Pennsylvania. This facility is used for a portion of the Company’s office, warehousing and shipping operations. The lease is for a term of 10 years ending on September 30, 2014. The initial rental under the lease was $90,000 annually.

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

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the Company’s office, warehousing and shipping operations. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

On March 29, 2005, the Company entered into an assignment and assumption of lease agreement with Dynamic Marketing, Inc., effective March 31, 2005, whereby the Company agreed to assume the lease for approximately 14,725 square feet of warehouse space for its warehousing and shipping operations in Henderson, Nevada, for the balance of the lease term. This facility is used for a portion of the Company’s warehousing and shipping operations. The lease is for a term of 62 months commencing on December 8, 2000 and ending on April 30, 2006. The initial rental under the lease on March 31, 2005 was $76,568 annually.

In the judgment of management, the leases described above reflect rent at current fair market value.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of March 31, 2006, the Company had equipment, furniture, vehicles and leasehold improvements, net of accumulated depreciation, in the amount of $743,846.

Item 3. LEGAL PROCEEDINGS.

The Company was involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against the Company on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of the Company’s product named StaminaPro. Hi-Tech sought unspecified monetary damages as well as non-monetary relief. In addition, the Company instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech, seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. On May 3, 2006, the parties elected to settle their differences in full as to all matters in dispute and upon receipt of full payment of $20,000 by the Company to Hi-Tech, the lawsuit was dismissed.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

In July 2002, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “DYHP”. There is a limited trading market for the Company’s common stock, therefore historical price information is limited. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. High and low sales prices since that time, by quarter-ended date, are as follows:

	High	Low
June 30, 2004	$1.15	$0.51
September 30, 2004	$1.25	$0.51
December 31, 2004	$1.85	$0.75
March 31, 2005	$1.58	$0.98
June 30, 2005	$1.60	$0.57
September 30, 2005	$0.97	$0.45
December 31, 2005	$0.95	$0.35
March 31, 2006	$0.48	$0.36

As of June 8, 2006, there were approximately 550 stockholders of record of the Company’s common stock, according to ADP and the Company’s stock transfer agent, Registrar and Transfer Company, located in Cranford, New Jersey.

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

Recent Sales of Unregistered Securities

None.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended March 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,710,000	$0.72	4,290,000
Equity compensation plans not approved by security holders	—	$0.00	—

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

Revenues from product sales are recognized by the Company upon passage of title and risk of loss to customers when product is delivered to common carrier for shipment to customers. Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Revenues from prescription services resulted from non-product related administrative fees earned principally for pharmacy network management and were recorded when performance occurred and collectibility was assured.

Cost of goods sold is comprised of direct product costs, plus the cost of transportation necessary to bring the products to our distribution facilities, net of consideration received from suppliers in connection with the purchase or promotion of the suppliers’ products. Research and development expenses are charged against cost of goods sold as incurred and are not material to the Company’s operations.

Operating expenses include salaries and wages, employee benefits, warehousing and delivery, selling, occupancy, insurance, administrative, depreciation and amortization expense. We include outbound transportation expenses within our operating expenses rather than in our cost of goods sold.

Other expenses (income) includes interest earned on notes receivable and on cash balances maintained in interest bearing accounts with banks, interest on our outstanding indebtedness, the change in fair value of derivative financial instruments and miscellaneous income and expenses.

Effective October 1, 2004, we acquired Bob O’Leary Health Food Distributor Co., Inc. The results of operations of BOSS have been included in our results of operations since the date of acquisition, October 1, 2004.

Effective March 31, 2005, through our wholly-owned subsidiary, Dynamic Marketing I, Inc., we acquired Dynamic Marketing, Inc. On March 30, 2005, through the filing by Dynamic Marketing I, Inc. of Articles of Merger, effective March 31, 2005, Dynamic Marketing, Inc. merged into Dynamic Marketing I, Inc. with Dynamic Marketing I, Inc. being the surviving entity. The results of operations of DMI have been included in our results of operations since the date of acquisition, March 31, 2005.

Results of Operations

Fiscal Year Ended March 31, 2006 Compared To Fiscal Year Ended March 31, 2005

Revenues

We generated revenues of $50,142,206 for the year ended March 31, 2006, an increase of $34,062,678 or 211.8%, compared to $16,079,528 for the year ended March 31, 2005. The increase was primarily attributable to revenues associated with BOSS of approximately $39.9 million and revenues associated with DMI of approximately $9.7 million. The increase in revenues associated with BOSS was due to organic growth of 34.1%, resulting from BOSS’s expansion of its distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005, the expansion of BOSS’s in-house sales force and BOSS’s purchase of a customer list in February 2005. Our revenues associated with Herbal decreased by approximately $510,300, primarily due to a decrease in Herbal’s sales of its branded products, while Herbal has experienced an increase in revenues attributable to the introduction of new products of approximately $200,800. Prescription services revenues were zero and $70,897, respectively, for the years ended March 31, 2006 and 2005. We discontinued our prescription services operations in September 2004. We expect organic growth of up to 15% in the future, based on expansion of marketing efforts through our in-house sales force.

Gross Profit

We achieved a gross profit of $9,157,007 for the year ended March 31, 2006, an increase of $6,006,112 or 190.6%, compared to $3,150,895 for the year ended March 31, 2005. Gross margin, as a percentage of revenues, decreased to 18.3% for the year ended March 31, 2006 from 19.6% for the year ended March 31, 2005. Prescription services gross profit was zero and $8,082, respectively, for the years ended March 31, 2006 and 2005. The decrease in our gross margin was primarily due to a reduction in purchase volume discounts and a change in our mix of sales, which can vary in any given quarter. We expect gross margins of 18% to 19% in the future.

Operating Expenses

We incurred operating expenses of $9,681,745 for the year ended March 31, 2006, compared to $4,249,369 for the year ended March 31, 2005. For the year ended March 31, 2006, these expenses include various selling, general and administrative expenses of $9,226,697, and amortization and depreciation expenses of $455,048, compared to $4,079,092 in various selling, general and administrative expenses, and amortization and depreciation expenses of $170,277 for the year ended March 31, 2005.

For the years ended March 31, 2006 and 2005, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $308,754 and $356,877, respectively.

Operating expenses, excluding amortization and depreciation expenses decreased to 18.4% of revenues for the year ended March 31, 2006, from 25.4% of revenues for the year ended March 31, 2005. The decrease in operating expenses as a percentage of revenues was primarily attributable to our growth in revenues associated with BOSS and DMI, as well as a decrease in legal fees, and was partially offset by expenses associated with BOSS and DMI, as well as an increase in accounting fees, an increase in amortization of deferred consulting fees, an increase in the write off of bad debts and an increase in tradeshow expenses. We have improved our operating efficiencies as a result of our expansion of distribution facilities and integration of personnel and information systems, following our acquisition of DMI.

Operating Income (Loss)

Operating loss decreased by 52.2%, or $573,736, to $524,738 for the year ended March 31, 2006 from $1,098,474 for the year ended March 31, 2005. As a percentage of revenues, operating loss was 1.0% and 6.8%, respectively, for the years ended March 31, 2006 and 2005.

Excluding amortization and depreciation expenses, and the non-cash amortization of deferred consulting fees, operating income (loss) would have been $239,064 and ($571,320), respectively, for the years ended March 31, 2006 and 2005.

Other Income (Expense)

Other income (expense) increased $9,346,402 to $6,110,906 for the year ended March 31, 2006 from ($3,245,496) for the year ended March 31, 2005. Below is a discussion of each of the various line items of other income (expense).

Derivative instrument income (expense), net, was $10,314,794 for the year ended March 31, 2006, compared to ($3,838,170) for the year ended March 31, 2005 and derivative instrument interest expense was $3,311,752 for the year ended March 31, 2006, compared to $1,227,038 for the year ended March 31, 2005. The accounting for derivative financial instruments is very complex and has had a material non-cash effect on our net income (loss) for the years ended March 31, 2006 and 2005. We expect the accounting for these derivative financial instruments to have a material non-cash effect on our net income (loss) in any given reporting period during the life of the derivative financial instruments. The effect on our future earnings (losses) cannot be predicted since various factors effect both the valuation and corresponding charges or credits to income at each reporting period, as further discussed below under “Derivative Instruments”.

Interest income was $23,912 for the year ended March 31, 2006, compared to $5,357 for the year ended March 31, 2005. The increase in interest income was due to interest received on the note receivable and higher cash amounts held in interest bearing accounts in banks.

In June 2004, our Board of Directors approved the declaration of a pro rata dividend distribution to our common shareholders of record in the form of shares of common stock of Vertical Health Solutions, Inc., a publicly traded company. In July 2004, we distributed approximately 1.3 million shares of Vertical common stock to our shareholders. This resulted in a gain of $1,349,966 for the year ended March 31, 2005, on the distribution of the investment.

In October 2004, we sold rental property, consisting of land and a building to an affiliated company, GeoPharma, for $1,925,000. This resulted in a gain of $654,241 for the year ended March 31, 2005, from the sale of the property. The sale price was determined by an independent third-party appraisal.

For the year ended March 31, 2006, other income and expenses, net, consisted primarily of legal and consulting fees incurred in connection with a potential acquisition that was not consummated. For the year ended March 31, 2005, other income and expenses, net, consisted primarily of income resulting from rental of the property sold to GeoPharma in October 2004.

Interest expense was $749,873 for the year ended March 31, 2006, compared to $283,452 for the year ended March 31, 2005. Interest expense increased for the year ended March 31, 2006, primarily due to the $6 million convertible term note that funded on September 30, 2004, in connection with the acquisition of BOSS and the $4 million convertible minimum borrowing note and revolving note in connection with the acquisition of DMI. Approximately $60,500 of the interest expense for the year ended March 31, 2006 relates to the non-cash amortization of the debt discount based on the Black-Scholes option pricing model, applied to the Postponement Agreement entered into in July 2005, in connection with the September 30, 2004 convertible term note.

Income Taxes

As of March 31, 2006 and 2005, we had an accrued income tax liability of $5,819 and $5,009, respectively, and an estimated deferred income tax liability of $186,300 and $336,999, respectively, which primarily represents the potential future tax expense associated with unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The net operating losses may be carried forward for up to up to 20 years.

Net Income (Loss) Per Share

Net income (loss) per share increased 220.6%, or $10,281,455, to $5,903,910, or $0.75 per basic share and $0.74 per diluted share, for the year ended March 31, 2006, compared to net income (loss) of ($4,377,545), or ($0.34) per basic and diluted share for the year ended March 31, 2005.

Derivative Instruments

Derivative instrument income (expense), net, represents the net unrealized (non-cash) change, during the years ended March 31, 2006 and 2005, in the fair value of our derivative financial instrument assets or liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Derivative instrument interest expense, with a corresponding increase in the face amount of the debts, for the years ended March 31, 2006 and 2005, represents the (non-cash) accretion of debt discount as a result of the bifurcation of the embedded conversion features and related warrants. We calculated the accretion using the effective interest rate method over the term of the debts. Due to the effect of the payment streams associated with the debts, the straight-line amount of the accretion is substantially equivalent to the effective interest rate method and therefore is the resulting method we used for our calculations.

We sold debt convertible into shares of our common stock. The debt had detachable warrants to purchase shares of our common stock. These warrants have been classified as derivative liabilities, rather than as equity. Additionally, the debt instruments contain embedded derivative features, such as conversion rights, which are required to be bifurcated from the associated host instrument and are accounted for separately as derivative instrument liabilities.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liabilities recorded as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion features that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires us to make assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price, expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history of our common stock prior to the acquisition of BOSS on October 1, 2004, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us.

The accounting for derivative instruments and the assumptions used to value them have materially affected our financial statements and are expected to do so in the future. Factors that would have an affect on the fair value of derivative instruments and related derivative expense or income include, but are not limited to, the price of our common stock and risk free interest rates. For example, if the price of our common stock increases, generally the fair value of the derivative instrument liabilities will increase and this will result in a corresponding increase in the derivative instrument expense recorded in our statement of operations. Alternatively, if the price of our common stock decreases, it generally will cause the fair value of the derivative instrument liabilities to decrease and this will result in a corresponding increase in derivative instrument income to be recorded in our statement of operations. The above changes could be mitigated by the change in the remaining term of the instruments over time and possible principal payments made during the life of the instruments. We currently do not pay dividends and as such, the payment of dividends would not have an impact on the fair value of the derivative instrument liabilities.

In connection with the September 30, 2004 convertible debt, we executed an interest rate index (“IRI”) whereby if the price of our common stock had increased by a specified amount, there would have been a reduction in the stated interest rate payable on that instrument. This initially created a derivative instrument asset. The IRI agreement provided for a potential reduction but not an increase in the stated interest rate. The fair value of the derivative instrument asset so created would increase if we projected a potential increase in the price of our common stock. This resulted in derivative instrument income for the year ended March 31, 2005. Since the price of our common stock decreased during the year ended March 31, 2006, the resulting fair value of the IRI was zero at March 31, 2006 and this resulted in derivative instrument expense being recorded during the year ended March 31, 2006. For a full discussion on Derivative Instruments, see Note 15 to our consolidated financial statements for the years ended March 31, 2006 and 2005.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation for the years ended March 31, 2006 and 2005. We also believe that our business is not seasonal; however, significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there was no material effect on our operations or our financial condition a result of general economic and industry conditions for the years ended March 31, 2006 and 2005. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We finance our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, and the sale of equity and debt securities. We had a working capital deficit of $688,507 at March 31, 2006, compared to a working capital deficit of $7,469,416 at March 31, 2005.

Net cash used in operating activities was $35,319 for the year ended March 31, 2006, as compared to net cash provided by operating activities of $164,611 for the year ended March 31, 2005. The usage of cash was primarily attributable to an increase in accounts receivable of $96,523 based on increases in credit sales, a decrease in amounts due to/from affiliates, net, of $56,959 based on net payments made on accounts, an increase in other assets of $12,308, a decrease in accounts payable of $69,923 and accrued expenses of $41,238, based on payments made on accounts, a decrease in deferred income taxes of $321,777 as a result of the increase in marketable equity securities, net, and an increase in available net operating loss carry forwards, partially offset by a decrease in inventories of $422,467 due to a reduction in restocking levels and to the increase in our product sales, a decrease in prepaid expenses of $216,804 primarily due to the timing of insurance policy renewals, a decrease in other current assets of $54,699, an increase in other payables of $138,637 primarily based on an increase in prepayments received from customers and an increase in accrued income taxes of $810.

Net cash used in investing activities was $8,144, representing purchases of property and equipment of $122,702, an adjustment to the purchase price of DM of $17,517 based upon net adjustments to goodwill upon finalization of DM’s books and records, an adjustment to the purchase price of a customer list of $7,306 due to an increase from estimated expenses to actual expenses, and the purchase of a trademark of $435, partially offset by proceeds from the sale of property of $2,000, proceeds from repayments on a note receivable of $135,345 and proceeds from repayments on a note receivable from an affiliate of $2,471.

Net cash used in financing activities was $818,086, representing payments of long-term obligations of $593,631, the excess of payments versus advances received of $260,611 on our short-term revolving note, payment of short-term obligations of $38,843 and payments of fractional shares on common stock exchanged of $1, partially offset by proceeds from the issuance of common stock of $75,000.

At March 31, 2006, we had $1,009,012 in cash and cash equivalents, as compared to $1,870,561 at March 31, 2005.

We believe that cash expected to be generated from operations and current cash reserves will be sufficient for us to meet our capital expenditures and working capital needs, for our operations as presently conducted, with our recent introduction of new products and increased revenues associated with acquisitions we made during the year ended March 31, 2005. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for us to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to us, we believe that such financing would likely be available on acceptable terms.

We established a loan with GE Capital Small Business Finance Corporation on September 13, 1999. The principal amount of the note was $880,000. The note bears interest at the lowest Prime Rate as published in the Wall Street Journal (based on the prime rate in effect on the first business day of the month in which a change occurs) plus 2.25% per annum. The term of the note was 25 years and one month from the date of the note, payable in equal monthly installments of principal and interest. The note was secured by a mortgage on our land and building in Largo, Florida. The note was also secured by personal guarantee from our Chairman of the Board. Proceeds from the note were used to satisfy all outstanding mortgages on the property and for payment of loan costs associated with the note. In October 2004, we sold the land and building in Largo, Florida and the note was paid in full out of the proceeds from the sale.

On January 1, 2004, we entered into a verbal agreement with GeoPharma, whereby we agreed to sublease approximately 5,131 square feet of office and warehouse space for our executive offices and our operations in Largo, Florida. This facility served as our corporate headquarters and was also used for a portion of our office, warehousing and shipping operations, until May 1, 2005. The initial rental under the sublease was $41,066 annually.

In January 2004, we issued 83,334 shares of our common stock to a consultant in full satisfaction of our outstanding obligation in the amount of $50,351, for legal services provided to us.

In February 2004, we issued 260,000 shares of our common stock to William LaGamba, a principal shareholder, in payment of consulting services provided to us during the year ended March 31, 2004, of approximately $79,834, and in full satisfaction of an outstanding obligation to Mr. LaGamba of approximately $50,166, including interest at the rate of 7% per annum, for working capital advances made us.

In February 2004, we issued 100,000 shares of our common stock to a consultant in full satisfaction of our outstanding obligation in the amount of $50,000, for consulting services provided to us.

In June 2004, pursuant to a Financial Consulting Agreement, we issued 300,000 warrants to purchase our common stock to a consulting firm, for consulting services provided totaling $270,000. The exercise prices range from $1.50 to $2.50 per share and they become exercisable in June 2005 and expire at various dates through June 2008.

On June 14, 2004 our Board of Directors approved the declaration of a pro rata dividend distribution to holders of record of our issued and outstanding common shares as of July 1, 2004, in the form of approximately 1.3 million shares of Vertical Health Solutions, Inc., which we owned. On July 7, 2004, our Board of Directors amended the record date to July 16, 2004 and the distribution date to July 26, 2004. The payment rate was one share of Vertical common stock for each ten shares of our common stock held on July 16, 2004. We only distributed whole shares and any fractional shares to which our shareholders would otherwise be entitled were rounded down to the nearest whole share.

On July 26, 2004, we distributed approximately 1.3 million shares of Vertical common stock to our shareholders. This resulted in a gain of $1,349,966 for the year ended March 31, 2005.

On July 28, 2004, we issued a promissory note payable to an affiliate of Jugal K. Taneja, the Chairman of our Board of Directors, in the principal amount of $50,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 7, 2004, we issued a promissory note payable to our Chairman, Jugal K. Taneja, in the principal amount of $100,000. The principal together with interest at the rate of 7% per annum is payable on demand. Proceeds were used for placement of funds in escrow in connection with the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective October 1, 2004. The note was subsequently repaid on October 5, 2004.

On September 22, 2004, we issued a note payable to Premium Financing Specialists, Inc., for insurance expenses associated with a new policy, in the principal amount of $41,446. The principal together with interest at the rate of 11.25% per annum was payable in nine monthly installments commencing October 21, 2004 in the amount of $4,824.

On October 1, 2004, we issued 35,000 restricted shares of our common stock to various consultants for consulting services provided totaling $35,350.

On October 1, 2004, pursuant to a Financial Consulting Agreement, we issued 200,000 warrants to purchase our common stock to a consulting firm, for consulting services provided totaling $195,000. The exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008.

Effective October 1, 2004, we acquired 100% of the common stock of Bob O’Leary Health Food Distributor Co., Inc., a Commonwealth of Pennsylvania corporation. BOSS is engaged in developing, wholesaling and distributing a wide variety of non-prescription dietary supplements, vitamins, health food and nutritional products, soft goods and other related products. It was determined by our management and our Board of Directors that it would be in our best interest to acquire BOSS to further certain of our business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for us.

The above was accomplished pursuant to a Stock Purchase Agreement dated September 10, 2004. At the closing, we acquired all of the issued and outstanding shares of common stock of BOSS (the “Shares”). The consideration paid by us for the Shares and the sellers’ execution of a Non-Competition, Non-Solicitation and Confidentiality Agreement was $5,500,000 in cash, subject to a dollar for dollar adjustment, equal to the increase or decrease in net book value of BOSS from June 30, 2004 to September 30, 2004. In December 2004, we paid an additional $159,420 for the purchase, due to a dollar for dollar increase in the net book value of BOSS as of September 30, 2004, as compared to June 30, 2004. Of the cash paid, $550,000 was placed in escrow and was subsequently disbursed to the sellers six months subsequent to closing. In addition, at closing, we paid an aggregate of $234,500 in cash to the former shareholders of BOSS in consideration of outstanding debt. The transaction was accounted for as a purchase. The results of operations of BOSS have been included in our results of operations since the date of acquisition, October 1, 2004.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$1,725,209
Cash paid to sellers	5,659,420
Cash for acquisition costs	28,255

$7,412,884

The aggregate purchase price was allocated as follows:

Accounts receivable	$954,472
Inventory	2,476,313
Cash acquired	277,780
Property and equipment	232,926
Other assets	192,347
Trademarks	8,062
Customer list	285,000
Goodwill	3,270,984

$7,412,884

We conducted an analysis in connection with the acquisition of BOSS, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were the customer list, which was valued based upon comparable recent customer lists purchased by us, trademarks, which were valued at fair value, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

On September 30, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., whereby we completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of our common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004.

The convertible note accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate on the convertible note is subject to possible downward adjustment as follows:

•	the interest rate will be decreased by 1.0% (or 100 basis points) for every 25% increase of our common stock price above the fixed conversion price prior to an effective registration statement covering the shares of common stock underlying the convertible notes and warrants; and

•	the interest rate will be decreased by 2.0% (or 200 basis points) for every 25% increase of our common stock price above the fixed conversion price after an effective registration statement covering the shares of common stock underlying the convertible notes and warrants, however, the interest rate cannot drop below 0%.

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

Beginning on December 1, 2004, and each month thereafter, we shall pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. The monthly payments shall be payable in registered stock if: (i) we have an effective registration statement under which the stock can be sold; (ii) the average closing price of our common stock as reported by Bloomberg, L.P. on our principal trading market for the five trading days immediately preceding such repayment date shall be greater than or equal to 110% of the fixed conversion rate; and (iii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our common stock for the twenty 22 day trading period immediately preceding the applicable repayment date. If the conversion criteria are not met, the investor shall convert only such part of the monthly payment that meets the conversion criteria. Any part of the monthly payment due on a repayment date that the investor has not been able to convert into shares of common stock due to failure to meet the conversion criteria, shall be paid by us in cash at the rate of 102% of the principal portion of the monthly payment otherwise due on such repayment date. As of March 31, 2006 and 2005, the outstanding principal balance on the convertible note was $4,500,000 and $5,062,500, respectively. As of March 31, 2006 and 2005, 989,758 shares of our common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of our issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to us of its revocation of such restriction.

The convertible note may be prepaid by us in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. 115% of the full principal amount of the convertible note is due upon default under the terms of convertible note. In addition, we have granted the investor a security interest in substantially all of our assets and intellectual property, as well as registration rights.

The warrants are exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of our common stock for the 10 trading days immediately prior to the execution date). The warrants are exercisable on a cashless basis. In the event that the warrants are exercised on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement.

Our obligations under the Security Agreement, Securities Purchase Agreement and the Note are secured by a first priority lien on all of our assets and all future assets acquired,

including a pledge by us of shares representing 100% of our share capital of GeoPharma, Inc. and DrugMax, Inc., and a put option on the pledged shares of GeoPharma, Inc. and DrugMax, Inc. at $6.00 and $4.00 per share, respectively.

On October 29, 2004, we filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the our common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note issued to Laurus Master Fund, Ltd., in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. On November 15, 2004, the Securities and Exchange Commission declared the Registration Statement to be effective. Such registration statement is no longer current.

We incurred loan costs in the amount of $305,818 associated with the $6 million of funding received on September 30, 2004, in connection with the acquisition of BOSS.

On October 17, 2004, a meeting of the Compensation Committee of our Board of Directors was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of our common stock, effective October 1, 2004, to Jugal Taneja, our Chairman and a principal shareholder, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of our common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The value of the options, $498,763, as determined by reference to the Black-Scholes option pricing model, has been recorded as deferred consulting fees and is being amortized over the life of the loan. For the years ended March 31, 2006 and 2005, the amount amortized as consulting fees was $166,254 and $83,127, respectively. As of March 31, 2006 and 2005, the balance of deferred consulting fees for these options was $249,381 and $415,636, respectively, of which the current portion was $166,254 and $166,245, respectively, and the long-term portion was $83,127 and $249,391, respectively.

On October 25, 2004, we sold our 33,222 square foot building located at 6950 Bryan Dairy Road, Largo, Florida to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. We were previously leasing the facility to GeoPharma pursuant to a ten-year triple-net lease that would have expired in September 2009.

On October 1, 2004, we entered into a Lease Agreement with Robert O’Leary and Linda O’Leary, whereby we agreed to lease approximately 26,200 square feet of office and warehouse space for our operations in Scranton, Pennsylvania. This facility is used for a portion of our office, warehousing and shipping operations. The lease is for a term of 10 years ending on September 30, 2014. The initial rental under the lease was $90,000 annually.

On January 4, 2005, we issued 75,000 restricted shares of our common stock to various employees for bonuses totaling $111,000.

In February 2005, we entered into a lease agreement with Yale Mosk & Co., whereby we agreed to lease approximately 10,000 square feet of office and warehouse space for our executive offices and our operations in Largo, Florida. This facility serves as our corporate headquarters and is also used for a portion of our office, warehousing and shipping operations. The lease is for a term of 62 months commencing on May 1, 2005 and ending on June 30, 2010. The initial rental under the lease was $85,000 annually.

In February 2005, we entered into an agreement whereby we acquired certain assets of Protech Distributing, Inc., a California corporation. The assets acquired consisted of a customer list and inventory. We paid cash in the amount of $160,306 for the customer list and purchased inventory for $108,761. The assets acquired did not constitute a business within the meaning of SFAS 141.

On February 17, 2005, we issued 50,000 restricted shares of our common stock to Jugal K. Taneja, our Chairman, for consulting services provided totaling $50,000.

Effective March 31, 2005, we acquired Dynamic Marketing, Inc., a Rhode Island corporation. DM is engaged in wholesaling and distributing a wide variety of non-prescription dietary supplements, health food and nutritional products, performance drinks, tanning products, exercise accessories and other related products. It was determined by our management and our Board of Directors that it would be in our best interest to acquire DM to further certain of our business objectives, including without limitation, providing additional sales and expanded marketing and distribution channels for us.

The above was accomplished pursuant to an Agreement And Plan Of Merger (the “Agreement”), dated March 2, 2005. At the closing, through our wholly-owned subsidiary, Dynamic Marketing I, Inc., a Florida corporation, we acquired all of the issued and outstanding shares of common stock of DM (the “Shares”). Effective March 31, 2005, DM merged into DMI, with DMI being the surviving corporation. The consideration paid by us for the Shares was $75,000 in cash, 100,000 restricted shares of our common stock, the right to receive the earnout payments (the “Earnout”), if any, payable pursuant to the Agreement and an option (the “Option”) to purchase up to an aggregate of 250,000 shares of our common stock, over a three year period with three years vesting and an exercise price of $1.55 per share, based upon and subject to the terms of the form of stock option agreement. In addition, concurrent with the closing, the we paid an aggregate of $1,946,349 of non-assumable DM obligations.

The Earnout provides for potential additional payments of our common stock to the seller totaling 150,000 shares based upon the achievement of certain EBITDA (earnings before interest, taxes, depreciation and amortization) goals of DMI, through the year ending March 31, 2008, in relation to the EBITDA for DM for the year ended December 31, 2004, based on DM’s audited financial statements for the year then ended.

The transaction was accounted for as a purchase. The results of operations of DMI have been included in our results of operations since the date of acquisition, March 31, 2005.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$3,695,998
Cash paid	75,000
Cash paid for acquisition costs	28,809
Common stock issued	165,000
Stock options issued	387,500

$4,352,307

The aggregate purchase price was allocated as follows:

Accounts receivable	$1,117,371
Inventory	1,025,853
Cash acquired	66,821
Property and equipment	459,134
Other assets	358,982
Customer list	165,000
Goodwill	1,159,146

$4,352,307

An analysis was conducted in connection with the acquisition of DM, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were the customer list, which was valued based upon comparable recent customer lists purchased by us, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

On March 29, 2005, we entered into agreements with Laurus Master Fund, Ltd., whereby we completed the sale to Laurus of convertible debt and a warrant to purchase our common stock in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus include the following:

•	A secured convertible minimum borrowing note with a principal amount of $2,000,000;

•	A secured revolving note with a principal amount not to exceed $4,000,000; and

•	A common stock purchase warrant to purchase 750,000 shares of our common stock, at a purchase price of $1.37 per share, exercisable for a period of seven years;

We are permitted to borrow an amount based upon its eligible accounts receivable and inventory, as defined in the agreements with Laurus. We must pay certain fees for any unused portion of the credit facility or in the event the facility is terminated prior to expiration. Our obligations under the notes are secured by all of our assets, including but not limited to inventory and accounts receivable. The notes mature on March 29, 2008. Annual interest on the Notes is equal to the “prime rate” published in The Wall Street Journal from time to time, plus 2.0%, provided, that, such annual rate of interest may not be less than 6%, subject to certain downward adjustments resulting from certain increases in the market price of our common stock. Interest on the notes is payable monthly in arrears on the first day of each month, commencing on April 1, 2005.

The principal amount of the secured convertible minimum borrowing note, together with accrued interest thereon is payable on March 29, 2008. The secured convertible minimum borrowing note may be redeemed by us in cash by paying the holder 115% of the principal amount, plus accrued interest. The holder of the term note may require us to convert all or a portion of the term note, together with interest and fees thereon at any time. The number of shares to be issued shall equal the total amount to be converted, divided by $1.13.

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or we take such other actions as would otherwise result in dilution.

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of our common stock.

The proceeds of the funding were used for the acquisition of DM, costs associated with the acquisition and for working capital. We had borrowed $3 million on this note as of March 31, 2005. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby we are permitted to bring the ratios into compliance within one year from the date of the note.

We paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., equal to 3.9% of the total maximum funds to be borrowed under our agreements with Laurus. In addition, we incurred loan costs in the amount of $221,674 associated with the $4 million of funding received on March 29, 2005, in connection with the acquisition of DM.

We are obligated to file a registration statement registering the resale of shares of our common stock issuable upon conversion of the March 29, 2005 convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between us and Laurus, we are obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

On April 22, 2005, we filed such Registration Statement on Form S-2 for the registration of up to 2,944,690 shares of our common stock, including up to 2,194,690 shares of common stock underlying the March 29, 2005 Secured Convertible Notes issued to Laurus, in the principal amount of $4,000,000 and up to 750,000 shares issuable upon the exercise of common stock purchase warrants. Such Registration Statement was subsequently withdrawn by us on August 19, 2005.

On July 19, 2005, we entered into a Postponement Agreement with Laurus, whereby Laurus agreed to postpone our obligation to make certain amortization payments on its secured convertible note and, in consideration therefore, we issued to Laurus 275,000 shares of our restricted common stock. Pursuant to the agreement, the principal portion of the monthly amount that is due in connection with the September 30, 2004 note, on the first business day of each of the months from August 2005 through March 2006 in the amount of $187,500 per month, shall not be required to be paid until the first business day of each of the months from February 2007 through September 2007, respectively, in each case, in addition to the regular monthly principal payments due in each of the months. In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with us, to extend the dates for the filing requirements of our Registration Statement.

On August 19, 2005, we filed such Registration Statement on Form S-2 for the registration of up to 3,219,690 shares of our common stock, including up to 2,194,690 shares of common stock underlying the March 29, 2005 Secured Convertible Notes issued to Laurus, in the principal amount of $4,000,000, up to 750,000 shares issuable upon the exercise of common stock purchase warrants, and up to 275,000 shares issued in connection with the July 19, 2005 Postponement Agreement. Such Registration Statement was subsequently withdrawn by us on May 11, 2006.

In November 2005, we reached an agreement with Laurus in principle pursuant to which we will be obligated to pay Laurus $48,000 as payment in full for all late effectiveness fees. The agreement was subject to negotiation and execution of a definitive agreement.

On April 28, 2006, we entered into a Postponement and Amendment Agreement with Laurus, pursuant to which we modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	Our obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, we issued an aggregate of 425,000 restricted shares of our common stock to Laurus.

In connection with the Postponement and Amendment Agreement, we also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. We are obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline.

On May 24, 2006, we entered into an Amendment Agreement with Laurus, pursuant to which we modified earlier agreements among the parties. In connection with the March 29, 2005 financing, we received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted us to sell a sufficient number of shares of GeoPharma, pledged by us to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to Laurus to be held pursuant to the original pledge agreement.

On March 29, 2005, we entered into a lease with GAM Realty, LLC, which was effective March 31, 2005, whereby we agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of our office, warehousing and shipping operations. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually.

On March 29, 2005, we entered into an Assignment and Assumption of Lease agreement with Dynamic Marketing, Inc., effective March 31, 2005, whereby we agreed to assume the lease for approximately 14,725 square feet of warehouse space for our warehousing and shipping operations in Henderson, Nevada, for the balance of the lease term. This facility is used for a portion of our warehousing and shipping operations. The lease is for a term of 62 months commencing on December 8, 2000 and ending on April 30, 2006. The initial rental under the lease on March 31, 2005 was $76,568 annually.

On April 12, 2005, we issued a note payable to Royal Premium Budget, Inc., for insurance expenses associated with a new policy, in the principal amount of $11,622. The principal together with interest at the rate of 13.5% per annum was payable in nine monthly installments commencing April 12, 2005 in the amount of $1,365. Upon cancellation of the policy on June 1, 2005, the insurance company repaid the balance on the note.

On May 3, 2005, we received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to us in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of March 31, 2006, the remaining principal balance on the note was $195,648.

On July 21, 2005, we entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of March 31, 2006, the principal balance on the lease was $20,111.

On August 31, 2005, we issued 14,038 restricted shares of our common stock to Dynamic Health Products, Inc. 401(k) Plan for our contribution to the employees 401(k) benefit plan.

On September 12, 2005, 150,000 restricted shares of our common stock were sold to a non-affiliated third party investor at $.50 per new share, for gross proceeds of $75,000. Proceeds were used to provide additional for working capital for us.

On September 21, 2005, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $30,296. The principal together with interest at the rate of 8.25% per annum is payable in one monthly installment commencing October 21, 2005 in the amount of $3,483 and eight remaining monthly installments commencing November 21, 2005 in the amount of $3,478. As of March 31, 2006, the principal balance on the note was $10,296.

Item 7. FINANCIAL STATEMENTS.

All financial information required by this Item is attached hereto following Item 14 of this Annual Report on Form 10-KSB.

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

Changes in internal controls. There have been no changes in the Company’s internal controls or in other factors that materially affected or were reasonably likely to materially affect these controls during the period covered by this report, nor were there any material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

Item 8B. OTHER INFORMATION.

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Jugal K. Taneja	62	Chairman of the Board and Director	1992
Mandeep K. Taneja	32	Chief Executive Officer, President and Director	2000
Cani I. Shuman	49	Chief Financial Officer, Secretary, Treasurer and Director	2001
Kotha S. Sekharam, Ph.D.	55	Director	1995
Rakesh K. Sharma, M.D.	48	Director	1999
Morton L. Stone	75	Director	2002
Robert A. Herrmann, Jr.	57	Director	2006

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

Robert A. Herrmann, Jr. became a director of the Company in March 2006. In June 2006 Mr. Herrmann became President of Innovative Health Products, Inc., a wholly-owned subsidiary of GeoPharma, Inc. Prior to that Mr. Herrmann performed business consulting services in Southern California since November 2005. From September 2004 to November 2005 Mr. Herrmann served as President of Metabolife International Incorporated. From December 1999 to September 2004 Mr. Herrmann served as Vice President of Operations for Metabolife International Incorporated. Mr. Herrmann holds a Masters in business administration from The University of Missouri in Kansas City, Kansas and Bachelor of Science degrees in business administration and marketing from Pittsburg State University, Pittsburg, Kansas.

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

Compensation Committee

The Company has a compensation committee, which consists of Dr. Kotha S. Sekharam, Dr. Rakesh K. Sharma and Morton L. Stone.

Executive Committee

The Company has an executive committee, which consists of Mandeep K. Taneja, Cani I. Shuman and Dr. Kotha S. Sekharam

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, furnished to the Company during the years ended March 31, 2005 and 2006, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s common stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the year ended March 31, 2006, except the following:

Name	Number of Late Filings
William L. LaGamba	11
Mandeep K. Taneja	3
Jugal K. Taneja	1

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to the Company’s March 31, 2003 Annual Report on Form 10-KSB.

Item 10. EXECUTIVE COMPENSATION.

The following table sets forth certain summary information with respect to the compensation paid to the Company’s executive officers for the fiscal years ended March 31, 2006, 2005 and 2004. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year.

SUMMARY COMPENSATION TABLE

	Annual Compensation (1)					Long-Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award (shares)	Securities Underlying Options/ SARs (#) (2)	LTIP Payouts ($)	All Other Compensation ($)
Mandeep K. Taneja, Chief Executive Officer And President (3)	2006 2005 2004	156,000 156,000 153,000	— — 9,360	— — —	— 40,000 —	— — 25,000	— — —	— — —

Cani I. Shuman, Chief Financial Officer, Secretary and Treasurer	2006 2005 2004	78,000 78,000 75,000	— 4,680 4,680	— — —	— 30,000 —	— — 25,000	— — —	— — —

Jugal K. Taneja, Chairman (4) (5)	2006 2005	150,000 150,000	— —	— —	— 50,000	—	— —	— —
	2004	150,000	—	—	—	50,000	—	—

(1)	The compensation described in this table does not include medical and dental insurance benefits received by the named executive officers, if applicable, which are available generally to all employees of the Company and certain perquisites and other personal benefits received by the named executive officers, the value of which does not exceed the lesser of $50,000 or 10% of any such officer’s total salary and bonus disclosed in the table.
(2)	On January 23, 2004, the Company’s officers and directors were granted common stock options by action of the Company’s Board of Directors. The options vest pro rata over a three-year period beginning January 23, 2005. The exercise price of the options is $1.00, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. For an officer or director who, at the time of the grant, owns stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the of the options is $1.10, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant.
(3)	Mr. Mandeep Taneja served as the Company’s Chief Executive Officer since December 2002.
(4)	Mr. Jugal Taneja served as the Company’s Chief Executive Officer until June 1998 and from November 1999 until February 2002, and has served as a Consultant since February 2002.
(5)	Effective October 1, 2004, the Company granted options to purchase 500,000 shares of the Company’s common stock to Mr. Jugal Taneja, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options was $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. The compensation described in the table does not include these options.

During the year ended March 31, 2006, the Company paid each director a fee of $500 for each meeting attended by such director, but not less than $2,000 per year if they attended at least three meetings during the year. Outside directors who serve on board committees will be paid a fee of $100 for each committee meeting attended by such director. In addition, directors receive reimbursement for reasonable expenses incurred in attending meetings.

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

On March 30, 2005, the Company, through its wholly-owned subsidiary, DMI, entered into an Employment Agreement with Gregg Madsen to serve as DMI’s Chief Operating Officer, effective March 31, 2005. The Employment Agreement provides for an initial three-year term ending March 30, 2008, with an annual base compensation of $125,000. The agreement contains a provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. In addition, On March 30, 2005, Mr. Madsen was granted options to purchase 300,000 shares of the Company’s common stock. The options vest over a three-year period beginning March 31, 2005. On October 3, 2005, upon mutual agreement between the parties, the agreement was orally modified promoting Mr. Madsen to Vice President of Business Development for Dynamic Health Products, Inc. In connection with the promotion, Mr. Madsen resigned as Chief Operating Officer of DMI. In addition, Mr. Madsen’s annual base compensation was increased to $150,000.

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

On January 23, 2004, the Board of Directors of the Company approved the granting of 205,000 options, to be allocated to each of the Company’s officers and directors. The exercise price of the options is $1.00, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. For an officer or director who, at the time of the grant, owned stock representing more than ten percent of the voting power of all classes of stock of the Company, the exercise price of the of the options is $1.10, based on the closing price of the Company’s stock on the OTC Bulletin Board the business date prior to the date of the grant. Each of the employees of record were to receive the options based on their years of service and their salary.

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three-year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of March 31, 2006 and 2005 was $249,382 and $415,636, respectively. The initial valuation of these options was $498,763. For the years ended March 31, 2006 and 2005, the Company included compensation expense in the amount of $166,254 and $83,127, respectively, in selling, general and administrative expenses in the statements of operations, for these options.

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

In connection with the Company entering into an Employment Agreement with Gregg Madsen, effective March 31, 2005, Mr. Madsen was granted options to purchase 300,000 shares of the Company’s common stock. The options vest equally over a three-year period, commencing March 31, 2005. The exercise price of $1.08, for the options, was determined based upon the average closing price of the Company’s common stock during the five trading days immediately preceding the Employment Agreement. These options were issued pursuant to the 1999 Stock Option Plan.

On December 1, 2005, the Company granted options to purchase 2,500 shares of the Company’s common stock to an employee, pursuant to the 1999 Stock Option Plan. The exercise price of the options is $0.39 (100% of the fair value of the Company’s common stock on November 30, 2005). The options vest on December 1, 2006. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 110.35% and a risk free interest rate of 4.47%.

On March 1, 2006, the Company granted options to purchase 2,500 shares of the Company’s common stock to an employee, pursuant to the 1999 Stock Option Plan. The exercise price of the options is $0.43 (100% of the fair value of the Company’s common stock on February 28, 2006). The options vest on March 1, 2007. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 110.35% and a risk free interest rate of 4.77%.

The following represents the common stock options outstanding as of March 31, 2005 and 2006.

Option balance outstanding, March 31, 2004	905,000
Granted	1,050,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2005	1,955,000
Granted	5,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2006	1,960,000

As of March 31, 2006, of the 1,960,000 options outstanding, 1,186,663 options were vested, with 773,337 being nonvested.

Forfeited options represent options granted to one or more employees of record whose employment is terminated, voluntarily or involuntarily, and based on their termination date, such options were considered nonvested.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 31, 2006 with respect to the beneficial ownership of the outstanding Common Stock by (i) each person known to the Company to own 5% or more of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) the executive officers of the Company, and (iv) all directors and officers of the Company as a group. Except as otherwise indicated, each of the shareholders listed below has sole voting and investment power over the shares beneficially owned.

Title Of Class	Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership(2)	Approximate Percent Of Class

Common	Jugal K. Taneja(3)	4,931,707	33.2%
Common	Manju Taneja(4)	1,781,404	12.3%
Common	William L. LaGamba(5)	1,642,100	11.4%
Common	Michele LaGamba(6)	1,642,100	11.4%
Common	Mandeep K. Taneja(7)	1,643,762	11.3%
Common	Mihir K. Taneja	1,479,996	10.2%
Common	Kotha S. Sekharam, Ph.D.(8)	585,797	4.0%
Common	Morton L. Stone(9)	231,033	1.6%
Common	Cani I. Shuman(10)	146,666	1.0%
Common	Rakesh K. Sharma, M.D.(11)	123,333	0.8%
Common	Robert A. Herrmann, Jr.	0	0%
Common	All officers and directors as a group (7 persons)	7,662,298	49.5%

(1)	Except as otherwise noted, the address for the above identified officers and directors of the Company is c/o Dynamic Health Products, Inc. at 12399 Belcher Road South, Suite 140, Largo, FL 33773.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	Includes 1,652,740 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s spouse, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 2,680,304 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. Includes 399,999 shares issuable upon exercise of currently exercisable options.
(4)	Includes 128,664 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 2,680,304 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 658,100 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 505,000 shares held by Mr. LaGamba as custodian for their minor children.
(6)	Includes 479,000 shares owned by William L. LaGamba, and 505,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.
(7)	Includes 116,666 shares issuable upon exercise of currently exercisable options.
(8)	Includes 40,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s spouse, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership. Includes 123,333 shares issuable upon exercise of currently exercisable options.
(9)	Includes 123,333 shares issuable upon exercise of currently exercisable options.
(10)	Includes 116,666 shares issuable upon exercise of currently exercisable options.
(11)	Includes 123,333 shares issuable upon exercise of currently exercisable options.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of March 31, 2006 and 2005, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net.

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

For the year ended March 31, 2005, the Company charged Vertical consulting fees totaling $5,213 for accounting and administrative services. The charge was on an hourly basis for services rendered. The Company did not provide consulting services to Vertical during the year ended March 31, 2006. As of March 31, 2006 and 2005, $325 and $325, respectively, were due from Vertical and are included in amounts due from affiliates. As of March 31, 2006 and 2005, the Company’s investment in Vertical, consisting of 253,337 shares of its common stock, is included in marketable equity securities, net.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2006 and 2005, zero and $301, respectively, was due from Tribeca and is included in due from affiliates.

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

For the years ended March 31, 2006 and 2005, purchases of products from subsidiaries of GeoPharma were $182,872 and $476,952, respectively, and sales of products to subsidiaries of GeoPharma $31,157 and $18,774, respectively. As of March 31, 2006 and 2005, $26,554 and $66,151, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of March 31, 2006 and 2005, $2,175 and zero, respectively, were due from GeoPharma.

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

PART IV

Item 13. EXHIBITS.

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(7)

10.1	Stock Purchase Agreement by and among the Company, Robert T. O’Leary, Linda O’Leary, and Bob O’Leary Health Food Distributor Co., Inc., dated as of September 10, 2004. (5)

10.2	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.3	Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.4	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.5	Guaranty issued by Jugal K. Taneja to Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.6	Subsidiary Guaranty between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.7	Supplemental Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.8	Subsidiary Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.9	Secured Convertible Term Note issued by the Company to Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.10	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.11	Agreement And Plan Of Merger by and among the Company and Gregg Madsen and Dynamic Marketing, Inc., dated as of March 2, 2005. (8)

10.12	Security Agreement by and among the Company and Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.13	Secured Revolving Note issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.14	Secured Convertible Minimum Borrowing Note issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.15	Common Stock Purchase Warrant issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.16	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated as of March 29, 2005. (9)

10.17	Amendment No. 1 to Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (9)

10.18	Employment Agreement between the Company and Joseph Mies, dated as of September 30, 2004. (11)

10.19	Employment Agreement between the Company and Gregg Madsen, dated as of March 30, 2005. (10)

10.20	Lease Agreement by and between the Company and Robert O’Leary and Linda O’Leary, dated as of October 1, 2004. (11)

10.21	Warehouse/Office Lease by and between the Company and Yale Mosk & Co, dated as of February 8, 2005. (11)

10.22	Lease Agreement by and between the Company and GAM Realty, LLC, dated as of March 29, 2005. (11)

10.23	Industrial Real Estate Lease by and between Dynamic Marketing, Inc. and Pacific Industrial Park L.L.C., dated as of December 8, 2000. (11)

10.24	Promissory Note and Security Agreement by Health Express Food, Inc. to Dynamic Marketing I, Inc., dated as of May 23, 2005. (12)

10.25	Postponement Agreement by and between Laurus Master Fund, Ltd. and Dynamic Health Products, Inc., dated as of July 19, 2005. (13)

10.26	Postponement and Amendment Agreement by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary, dated as of April 28, 2006. (14)

10.27	Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., effective as of March 29, 2005. (14)

10.28	Amended and Restated Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., effective as of March 29, 2005. (14)

10.29	Amended and Restated Secured Convertible Term Note issued to Laurus Master Fund, Ltd., effective as of September 30, 2004. (14)

10.30	Amended and Restated Registration Rights Agreement, restated as of April 28, 2006, by and between Laurus Master Fund, Ltd. and the Company. (14)

10.31	Amendment Agreement by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary, dated as of May 24, 2006. (15)

14.1	Code of Ethics of Dynamic Health Products, Inc. (4)

21.1	Dynamic Health Products, Inc. – List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003, file number 0-23031, filed in Washington, D.C. on June 30, 2003.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 10, 2004, file number 0-23031, filed in Washington, D.C. on September 10, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, file number 0-23031, filed in Washington, D.C. on October 6, 2004.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 3, 2005, file number 0-23031, filed in Washington, D.C. on March 3, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2005, file number 0-23031, filed in Washington, D.C. on April 1, 2005.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, dated March 31, 2005, file number 0-23031, filed in Washington, D.C. on June 14, 2005.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005, file number 0-23031, filed in Washington, D.C. on July 14, 2005.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the Quarter ended June 30, 2005, file number 0-23031, filed in Washington, D.C. on August 15, 2005.
(13)	Incorporated by reference to the Company’s Registration Statement on Form S-2, dated August 19, 2005, file number 333-127692, filed in Washington, D.C. on August 19, 2005.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 28, 2006, file number 0-23031, filed in Washington, D.C. on May 3, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 24, 2006, file number 0-23031, filed in Washington, D.C. on May 31, 2006.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Total fees billed for professional services rendered by the Company’s principal accountant for the audit and review of the Company’s financial statements included in the Company’s Form 10-QSBs and Form 10-KSBs, and services provided in connection with the Company’s Form 8-Ks, Form S-2s and Form S-8s, for the years ended March 31, 2006 and 2005 were $85,725 and $16,900, respectively.

Tax Fees

Total fees billed for professional services rendered by the Company’s principal accountant for tax services relating to the preparation of the Company’s federal and state income tax returns and tax advice and planning during the years ended March 31, 2006 and 2005 were $3,911 and $8,353, respectively.

All Other Fees

Total fees billed for professional services rendered by the Company’s principal accountant for consultation related to research of various accounting issues addressed in SEC comments received by the Company and assistance in preparation of responses to the SEC during the years ended March 31, 2006 and 2005 were $25,951 and zero, respectively.

During the years ended March 31, 2006 and 2005, the Company’s principal accountant only performed audit, tax and other related services, as indicated above.

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

DYNAMIC HEALTH PRODUCTS, INC.

Date: June 29, 2006	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 29, 2006.

Signature		Title
By:	/s/ Jugal K. Taneja	Chairman of the Board and Director
Jugal K. Taneja

By:	/s/ Mandeep K. Taneja Mandeep K. Taneja	Chief Executive Officer, President and Director (principal executive officer)

By:	/s/ Cani I. Shuman	Chief Financial Officer, Secretary, Treasurer and Director
	Cani I. Shuman	(principal financial and accounting officer)

By:	/s/ Kotha S. Sekharam	Director
Kotha S. Sekharam

By:		Director
Rakesh K. Sharma

By:		Director
Morton L. Stone

By:		Director
Robert A. Herrmann, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2006 and 2005 and the consolidated results of operations and cash flows for the years ended March 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements, as of March 31, 2005 and for the year then ended.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida

June 9, 2006

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31,

	2006	2005
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,009,012	$1,870,561
Marketable equity securities, net	1,637,763	1,162,546
Accounts receivable, net	2,485,954	2,720,424
Inventories, net	4,478,970	4,901,437
Prepaid expenses	223,515	389,978
Deferred consulting fees	215,004	308,745
Other current assets	163,766	218,465
Due from affiliates	2,500	959
Note receivable	165,708	—
Note receivable from affiliate	44,082	43,528
Derivative financial instruments	—	245,584

Total current assets	10,426,274	11,862,227

Property, plant and equipment, net	743,846	759,519

Note receivable	29,940	—
Goodwill	4,145,130	4,127,613
Intangible assets, net	749,217	1,041,998
Deferred consulting fees	83,127	298,141
Other assets	77,517	65,209

Total assets	$16,255,051	$18,154,707

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving note payable, net	$1,609,240	$1,000,000
Current portion of long-term obligations	2,093,540	326,056
Capital lease obligation	—	546
Accounts payable	5,090,685	5,160,608
Other payables	411,530	272,893
Accrued expenses	343,744	384,982
Accrued income taxes	5,819	5,009
Obligations to affiliates	26,551	78,944
Note payable	10,296	18,851
Derivative financial instruments	1,523,376	12,083,754

Total current liabilities	11,114,781	19,331,643

Long-term obligations, less current portion	61,899	75,215
Deferred income taxes	186,300	336,999

Total liabilities	11,362,980	19,743,857

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 14,463,630 and 14,024,592 shares issued and outstanding	144,636	140,246
Additional paid-in capital	4,004,048	3,735,266
Retained earnings (deficit)	(272,354)	(6,176,264)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	1,015,741	711,602

Total shareholders’ equity	4,892,071	(1,589,150)

Total liabilities and shareholders’ equity	$16,255,051	$18,154,707

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2006	2005
		(Restated)

Revenues	$50,142,206	$16,079,528

Cost of goods sold	40,985,199	12,928,633

Gross profit	9,157,007	3,150,895

Operating expenses:
Selling, general and administrative expenses	9,226,697	4,079,092
Amortization expense	300,522	101,580
Depreciation expense	154,526	68,697

Total operating expenses	9,681,745	4,249,369

Operating loss before other income and expense	(524,738)	(1,098,474)

Other income (expense):
Interest income	23,912	5,357
Other income and expenses, net	(161,347)	93,600
Gain on distribution of investment	—	1,349,966
Gain (loss) on sale of property	(4,828)	654,241
Derivative instrument income (expense), net	10,314,794	(3,838,170)
Derivative instrument interest expense	(3,311,752)	(1,227,038)
Interest expense	(749,873)	(283,452)

Total other income (expense)	6,110,906	(3,245,496)

Income (loss) before income taxes	5,586,168	(4,343,970)

Income tax expense (benefit)	(317,742)	33,575

Net income (loss)	5,903,910	(4,377,545)

Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$5,903,910	$(4,377,545)

Basic income (loss) per share	$0.41	$(0.34)

Basic weighted average number of common shares outstanding	14,308,264	12,991,512

Diluted income (loss) per share	$0.40	$(0.34)

Diluted weighted average number of common shares outstanding	14,711,722	12,991,512

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2006 AND 2005

									Accumulated Other Comprehensive Income

	Series A		Series B				Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Preferred Stock		Preferred Stock		Common Stock
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2004	—	$—	—	$—	12,774,834	$127,748	$2,671,568	$(1,798,719)	$2,286,491	$3,287,088
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(4,377,545)		(4,377,545)
Unrealized gains (losses) on marketable equity securities (net of tax of $885.875)	—	—	—	—	—	—	—	—	(1,574,889)	(1,574,889)

Comprehensive income (loss)										(5,952,434)
Issuance of 300,000 common stock warrants for consulting services	—	—	—	—	—	—	270,000	—		270,000
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	—	—	—	—	—	—	(1,532,979)	—		(1,532,979)
Issuance of 500,000 common stock options for guarantee of long-term debt	—	—	—	—	—	—	498,763	—		498,763
Issuance of 35,000 shares of common stock for consulting services	—	—	—	—	35,000	350	35,000	—		35,350
Issuance of 200,000 common stock warrants for consulting services	—	—	—	—	—	—	195,000	—		195,000
Conversion of long-term debt and interest to common stock at $.90 per share, net of registration costs	—	—	—	—	989,758	9,898	877,697	—		887,595
Issuance of 75,000 shares of common stock for employee bonuses	—	—	—	—	75,000	750	110,250	—		111,000
Issuance of 50,000 shares of common stock for consulting services	—	—	—	—	50,000	500	58,500	—		59,000
Issuance of 100,000 shares of common stock for purchase of Dynamic Marketing, Inc.	—	—	—	—	100,000	1,000	164,000	—		165,000
Issuance of 250,000 common stock options for purchase of Dynamic Marketing, Inc.	—	—	—	—	—	—	387,500	—		387,500
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(33)	—		(33)

Balances at March 31, 2005 (Restated)	—	—	—	—	14,024,592	140,246	3,735,266	(6,176,264)	711,602	(1,589,150)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	5,903,910		5,903,910
Unrealized gains (losses) on marketable equity securities (net of tax of $171,078)	—	—	—	—	—	—	—	—	304,139	304,139

Comprehensive income (loss)										6,208,049
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	187,000	—		189,750
Issuance of 14,038 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	14,038	140	8,283	—		8,423
Issuance of 150,000 shares of common stock at $.50 per share	—	—	—	—	150,000	1,500	73,500	—		75,000
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(1)	—		(1)

Balances at March 31, 2006	—	$—	—	$—	14,463,630	$144,636	$4,004,048	$(272,354)	$1,015,741	$4,892,071

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$5,903,910	$(4,377,545)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	455,048	170,277
Common stock issued for consulting fees	—	94,350
Common stock issued for employee bonuses	—	111,000
Amortization of deferred consulting fees	308,755	356,877
Amortization of debt discount to interest expense	60,493	—
Derivative instrument (income) expense, net	(10,314,794)	3,838,170
Derivative instrument interest expense	3,311,752	1,227,038
Common stock issued in payment of interest expense	—	140,781
(Gain) loss on sale property	4,828	(654,241)
Gain on distribution of marketable equity securities	—	(1,349,966)
Changes in operating assets and liabilities:
Accounts receivable	(96,523)	(490,791)
Inventories	422,467	(1,210,078)
Due to/from affiliates, net	(56,959)	(213,419)
Prepaid expenses	216,804	(94,108)
Other current assets	54,699	134,542
Other assets	(12,308)	(19,919)
Accounts payable	(69,923)	2,662,829
Other payables	138,637	138,068
Accrued expenses	(41,238)	(337,838)
Accrued income taxes	810	5,009
Deferred income taxes	(321,777)	33,575

Net cash provided by (used in) operating activities	(35,319)	164,611

Cash flows from investing activities:
Purchases of property and equipment	(122,702)	(55,830)
Proceeds from sale of property	2,000	1,911,110
Purchase of Bob O’Leary Health Food Distributor Co., Inc., net of cash acquired	—	(5,409,895)
Purchase of Dynamic Marketing, Inc., net of cash acquired	—	(1,983,337)
Adjustment to purchase price of Dynamic Marketing, Inc.	(17,517)	—
Repayments of note receivable	135,345	—
Repayments of note receivable from affiliate	2,471	—
Purchase of customer list	—	(153,000)
Adjustment to purchase price of customer list	(7,306)	—
Purchase of trademark	(435)	(1,977)

Net cash provided by (used in) investing activities	(8,144)	(5,692,929)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	5,734,500
Payments of long-term obligations	(593,631)	(1,253,891)
Proceeds from issuance of short-term obligations	10,400,590	2,812,500
Payments of short-term obligations	(10,700,044)	(35,638)
Payments of loan costs	—	(74,492)
Payments of common stock registration costs	—	(3,186)
Payments of fractional shares on common stock exchanged	(1)	(33)
Proceeds from issuance of common stock	75,000	—
Proceeds from issuance of related party obligations	—	150,000
Payments of related party obligations	—	(150,000)

Net cash provided by (used in) financing activities	(818,086)	7,179,760

Net increase (decrease) in cash	(861,549)	1,651,442
Cash at beginning of period	1,870,561	219,119

Cash at end of period	$1,009,012	$1,870,561

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

FOR THE YEARS ENDED MARCH 31,

	2006	2005
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$616,759	$108,790

Cash paid during the period for income taxes	$—	$5,250

Supplemental schedule of non-cash investing activities:
Issuance of common stock for payment of purchase of Dynamic Marketing, Inc.	$—	$165,000

Issuance of common stock options for payment of purchase of Dynamic Marketing, Inc.	$—	$387,500

Conversion of accounts receivable to note receivable	$330,993	$—

Supplemental schedule of non-cash financing activities:
Dividend distribution of 1,277,483 shares of Vertical Health Solutions, Inc.	$—	$1,532,979

Issuance of common stock warrants for funding	$—	$4,911,658

Payment of loan costs for the issuance of long-term obligations	$—	$453,000

Issuance of common stock options for guarantee of long-term obligation	$—	$498,763

Issuance of common stock for payment of long-term obligation	$—	$750,000

Issuance of common stock warrants for consulting services	$—	$465,000

Issuance of common stock for consulting services	$—	$94,350

Issuance of common stock for employee bonuses	$—	$111,000

Issuance of common stock for employer contribution to profit sharing plan	$8,423	$—

Issuance of common stock for postponement agreement	$189,750	$—

Issuance of long-term obligation for purchase of equipment	$22,979	$—

Issuance of short-term obligations for prepaid expenses	$41,917	$41,446

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

a. Principles of Consolidation

The accompanying consolidated financial statements as of and for the years ended March 31, 2006 and 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (FL), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc., and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (NV), Bob O’Leary Health Food Distributor Co., Inc., Dynamic Marketing I, Inc. and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

b. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

c. Investments in Equity Securities

At March 31, 2006 and 2005, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

d. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances (see Note 5).

e. Inventories

Inventories, net, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (see Note 6).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

f. Property, Plant and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated methods are used for tax depreciation.

g. Equity Method Investments

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

h. Intangible Assets

Intangible assets consist primarily of goodwill, customer lists and loan costs. Effective April 1, 2002 with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill And Other Intangibles” (SFAS 142), intangible assets with an indefinite life, namely goodwill, are not amortized. Intangible assets with a definite life are amortized on a straight-line basis with estimated useful lives ranging from one to five years. Loan costs are amortized on a straight-line basis over the life of the loan. Intangible assets with indefinite lives will be tested for impairment yearly and will also be tested for impairment between the annual tests, should an event occur or should circumstances change that would indicate that the carrying amount may be impaired. The Company has selected September 30 as the annual date to test these assets for impairment.

i. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets” (SFAS 144), the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded as of and for the years ended March 31, 2006 and 2005.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

j. Income Taxes

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

k. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 20).

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2006 and 2005, as well as the reported amounts of revenues and expenses for the years ended March 31, 2006 and 2005. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

m. Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (SAB101), revenues result from product sales and are recognized by the Company upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to customers). Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Costs incurred by the Company for shipping, handling and warehousing are included in selling, general and administrative expenses.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

n. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting On Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Costs for direct-response advertising through infomercials are expensed as the advertising program first occurs. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $421,038 and $254,478 for the years ended March 31, 2006 and 2005, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting By A Customer (Including A Reseller) For Certain Consideration Received From A Vendor”. These allowances are included as a reduction in cost of goods sold and were $318,455 and $144,450, respectively, for the years ended March 31, 2006 and 2005, respectively.

o. Research and Development Costs

The Company charges research and development costs to expense as incurred.

p. Stock Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method is used to determine compensation expense when the fair market value of the stock exceeds the exercise price on the date of grant. No compensation expense has been recognized for stock options granted during the years ended March 31, 2006 and 2005, except for the amortization of deferred compensation expense that arose in connection with those options granted on October 1, 2004, to Jugal Taneja, the Chairman of the Board of the Company, for his guarantee of the Laurus convertible debt (see Note 3). If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 18).

The Company has adopted only the disclosure provision of SFAS No. 123, as it relates to employee awards. APB No. 25 is applied in accounting for the plan. Accordingly, no compensation expense is recognized related to the stock based compensation plans (see Note 18).

q. Fair Value of Financial Instruments

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Short-Term Obligations: The fair value of the Company’s fixed-rate short-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2006 and 2005, the fair value of the Company’s short-term obligations approximated its carrying value.

Revolving Note Payable: The carrying amount of the Company’s revolving note payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2006 and 2005, the fair value of the Company’s fixed-rate long-term obligations approximated its carrying value.

r. Recently Issued Accounting Standards

Below is a listing of the most recent accounting standards and their effect on the Company.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for interim or annual periods beginning after June 15, 2005, and, therefore, became effective for the Company beginning with the third quarter of 2005. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes option pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

s. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2005 to conform to the presentation as of and for the year ended March 31, 2006.

t. Restatements

Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and Emerging Issues Task Force No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $7,003,042 for the year ended March 31, 2006. The effect of the restatement on the earnings (loss) reported on the Company’s comparative statement of operations for the year ended March 31, 2005 was ($4,479,657) and earnings (loss) per share was impacted by ($0.34) per share.

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

Aggregate Purchase Price Allocations

The Company corrected its accounting for the aggregate purchase price allocations, in connection with the October 1, 2004 acquisition of Bob O’Leary Health Food Distributor Co., Inc. and the March 31, 2005 acquisition of Dynamic Marketing, Inc., whereby intangible assets, specifically customer lists amounting to $285,000 and $165,000, respectively, that were not previously identified, were valued separately and apart from goodwill. The effect of the restatement on the comparative statement of operations for the year ended March 31, 2005 was $28,500. Per share earnings (loss) was impacted by zero.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

In conjunction with the acquisition, the Company completed the placement of $6 million in secured convertible notes and warrants to Laurus Master Fund, Ltd. (see Note 14).

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$1,725,209
Cash paid to sellers	5,659,420
Cash for acquisition costs	28,255

$7,412,884

The aggregate purchase price was allocated as follows:

Accounts receivable	$954,472
Inventory	2,476,313
Cash acquired	277,780
Property and equipment	232,926
Other assets	192,347
Trademarks	8,062
Customer list	285,000
Goodwill	2,985,984

$7,412,884

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

An analysis was conducted in connection with the acquisition of BOSS, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were the customer list, which was valued based upon comparable recent customer lists purchased by the Company, trademarks, which were valued at fair value, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

The unaudited pro forma effect of the acquisition of BOSS on the Company’s revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2004, for the year ended March 31, 2005 is as follows:

Revenues	$31,205,545

Net income	$539,928

Basic income per share	$0.03

Diluted income per share	$0.03

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

The transaction was accounted for as a purchase. The results of operations of DM have been included in the Company’s results of operations since the date of acquisition, March 31, 2005.

In conjunction with the acquisition, the Company completed the placement of $4 million in secured notes and warrants to Laurus Master Fund, Ltd. (see Note 12), of which $3 million was drawn at the time of the acquisition.

The aggregate cost of this acquisition was as follows:

Assumption of liabilities	$3,695,998
Cash paid	75,000
Cash paid for acquisition costs	28,809
Common stock issued	165,000
Stock options issued	387,500

$4,352,307

The aggregate purchase price was allocated as follows:

Accounts receivable	$1,117,371
Inventory	1,025,853
Cash acquired	66,821
Property and equipment	459,134
Other assets	358,982
Customer list	165,000
Goodwill	1,159,146

$4,352,307

An analysis was conducted in connection with the acquisition of DM, to determine the existence of any intangible assets, for valuation purposes. It was determined that the only significant intangible assets were the customer list, which was valued based upon comparable recent customer lists purchased by the Company, and goodwill. Goodwill associated with this acquisition will not be deductible for income tax purposes.

The unaudited pro forma effect of the acquisition of DM on the Company’s revenues, net income (loss) and net income (loss) per share, had the acquisition occurred on April 1, 2004, for the year ended March 31, 2005 is as follows:

Revenues	$29,646,194

Net income (loss)	$(152,873)

Basic income (loss) per share	$(0.01)

Diluted income (loss) per share	$(0.01)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

NOTE 3 – RELATED PARTY TRANSACTIONS

On October 1, 1999, the Company entered into a triple-net lease agreement with GeoPharma, Inc. (“GeoPharma”), a publicly traded company and an affiliate of the Company, whereby GeoPharma agreed to lease the Company’s land and 33,222 square foot building situated in Largo, Florida for a term of ten years. The initial rental under the lease was approximately $192,000 annually. The lease provides for an annual cost-of-living increase. This facility serves as GeoPharma’s corporate headquarters and also serves as part of GeoPharma’s offices, manufacturing, warehousing and shipping operations. On October 25, 2004, the Company sold the building to GeoPharma for $1,925,000 in cash. This resulted in a gain of $654,241 to the Company for the year ended March 31, 2005. The sale price was determined by an independent third-party appraisal. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. As of March 31, 2006 and 2005, the Company’s investment in GeoPharma, consisting of 347,938 shares of its common stock, is included in marketable equity securities, net (see Note 4).

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

For the year ended March 31, 2005, the Company charged Vertical consulting fees totaling $5,213 for accounting and administrative services. The charge was on an hourly basis for services rendered. As of March 31, 2006 and 2005, approximately $325 and $325, respectively, were due from Vertical and are included in amounts due from affiliates. As of March 31, 2006 and 2005, the Company’s investment in Vertical, consisting of 253,337 shares of its common stock, is included in marketable equity securities, net (see Note 4).

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company, and Mandeep K. Taneja, a Director, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2006 and 2005, zero and $301, respectively, was due from Tribeca and is included in due from affiliates.

On January 1, 2004, the Company entered into a verbal agreement with Innovative Health Products, Inc. (“Innovative”), a subsidiary of GeoPharma, whereby the Company agreed to sublease approximately 5,131 square feet of office and warehouse space for its executive offices and its operations in Largo, Florida. This facility served as the Company’s corporate headquarters and was also used for its offices, warehousing and shipping operations. The facility was sublet until May 1, 2005, at which time the sublease was terminated. The initial rental under the sublease was $41,066 annually.

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

For the years ended March 31, 2006 and 2005, purchases of products from subsidiaries of GeoPharma were $182,872 and $476,952, respectively, and sales of products to subsidiaries of GeoPharma $31,157 and $18,774, respectively. As of March 31, 2006 and 2005, $26,554 and $66,151, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of March 31, 2006 and 2005, $2,175 and zero, respectively, were due from GeoPharma.

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

MARCH 31, 2006 AND 2005

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

NOTE 4 – MARKETABLE EQUITY SECURITIES, NET

At March 31, 2006 and 2005, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2006	2005
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	1,587,096	1,111,879

Fair value	$1,637,763	$1,162,546

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the years ended March 31, 2006 and 2005, the Company had no realized losses. For the year ended March 31, 2006, the Company had no realized gains. The change in marketable equity securities included in earnings for the year ended March 31, 2005 was $1,349,966, of which $1,222,218 of unrealized holding gains were reclassified from accumulated other comprehensive income into earnings.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

At March 31, 2006 and 2005, accounts receivable, net consist of the following:

	2006	2005
Accounts receivable	$2,701,935	$2,881,250
Less allowance for uncollectible accounts	(215,981)	(160,826)

Total	$2,485,954	$2,720,424

For the years ended March 31, 2006 and 2005, bad debt expense charged to operations for estimated uncollectible accounts receivable was $105,127 and $28,151, respectively, whereas uncollectible accounts receivable written off during the years amounted to $49,972 and $19,151, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 6 - INVENTORIES

At March 31, 2006 and 2005, inventories, net consist of the following:

	2006	2005
Raw materials	$93,344	$126,559
Work in process	502	1,000
Finished goods	4,483,098	4,890,970

	4,576,944	5,018,529
Less reserve for obsolescence	(97,974)	(117,092)

Total	$4,478,970	$4,901,437

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2006 and 2005, property, plant and equipment, net consist of the following:

	2006	2005
Machinery and equipment	$470,131	$417,484
Furniture, fixtures and equipment	400,748	322,313
Vehicles	102,663	105,736
Leasehold improvements	28,299	20,200

	1,001,841	865,733
Less accumulated depreciation and amortization	(257,995)	(106,214)

Total	$743,846	$759,519

Depreciation expense charged to operations was $154,526 and $68,697 for the years ended March 31, 2006 and 2005, respectively.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 8 – GOODWILL, NET

At March 31, 2006 and 2005, goodwill, net, consists of the following:

	2006	2005
Goodwill	$4,145,130	$4,127,613
Less accumulated amortization	—	—

Total	$4,145,130	$4,127,613

As of March 31, 2006 and 2005, goodwill represented an intangible asset, resulting from the acquisitions of BOSS and DM. Goodwill is analyzed each September 30 for impairment as it has an indeterminant life. Based on the Company’s analysis performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2006 and 2005. For income tax purposes, no deductible expense is anticipated for the acquisition goodwill.

NOTE 9 – INTANGIBLE ASSETS, NET

At March 31, 2006 and 2005, intangible assets, net, consist of the following:

	2006	2005
Loan costs	$527,492	$527,492
Customer lists	610,306	603,000
Trademarks	13,330	12,895

	1,151,128	1,143,387
Less accumulated amortization	(401,911)	(101,389)

Total	$749,217	$1,041,998

Amortization expense charged to operations was $300,522 and $101,580 for the years ended March 31, 2006 and 2005, respectively.

The Company incurred loan costs in the amount of $305,818 associated with the $6 million of funding received on September 30, 2004, in connection with the acquisition of BOSS. The customer list and trademarks acquired with the acquisition of BOSS amounted to $285,000 and $8,062, respectively. In addition, the Company incurred loan costs in the amount of $221,674 associated with the funding received on March 29, 2005, in connection with the acquisition of DM. The customer list acquired with the acquisition of DM amounted to $165,000. On February 14, 2005, the Company purchased a customer list for $160,306 from Protech Distributing, Inc. As of March 31, 2006 and 2005, no factors existed that would suggest impairment of these assets.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 10 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in Tribeca Beverage Company

The Company owns 30%, or 300,000 shares of common stock of Tribeca, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. As of March 31, 2006 and 2005, zero and $301, respectively, were due from Tribeca and are included in due from to affiliates.

The results of operations of the Company’s equity-basis affiliate, Tribeca, for the twelve months ended March 31, 2006 and 2005, are summarized below:

	2006	2005
Condensed Income Statement Information:
Net sales	$—	$—

Gross profit	$—	$—

Net loss	$743	$(19,539)

NOTE 11 - INCOME TAXES

Income tax expense (benefit) for the years ended March 31, 2006 and 2005 are as follows:

	2006	2005
Current income tax expense (benefit)	$810	$—
Deferred income tax expense (benefit)	(318,552)	33,575

Income tax expense (benefit)	$(317,742)	$33,575

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Income taxes for the years ended March 31, 2006 and 2005 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

	2006	2005
Computed tax expense at the statutory rate	$2,066,900	$(1,607,300)
Increase (decrease) in taxes resulting from:
Non-deductible items	27,400	14,700
Derivative (income) expense and other adjustments	(2,712,042)	1,625,975
Increase in valuation allowance	300,000	—

Income tax expense (benefit)	$(317,742)	$33,575

Temporary differences that give rise to deferred tax assets and liabilities:

	2006	2005
Deferred tax assets:
Bad debts	$81,200	$10,600
Inventories	36,500	16,300
Net operating loss carryforward	616,000	86,700
Accrued vacation	21,600	27,400
Amortization	30,600	—

Gross deferred tax assets	785,900	141,000
Less valuation allowance	(300,000)	—

	$485,900	$141,000

Deferred tax liabilities:
Deferred revenue	$6,600	$19,000
Depreciation	68,500	41,000
Unrealized gain on marketable equity securities	597,100	418,000

Gross deferred tax liability	$672,200	$478,000

Net increase (decrease) in valuation allowance	$300,000	$—

As of March 31, 2006 and 2005, the Company had an accrued income tax liability of $5,819 and $5,009, respectively, and a net deferred income tax liability of approximately $186,300 and $336,999, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The Company has net operating losses that expire through March 31, 2026.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 12 – REVOLVING NOTE PAYABLE

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

The proceeds of the funding were used for the March 31, 2005 acquisition of Dynamic Marketing, Inc., for costs associated with the acquisition and for working capital (see Note 2). The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company is permitted to bring the ratios into compliance within one year from the date of the note.

We incurred loan costs of $221,674 associated with the notes. As of March 31, 2006 and 2005, the outstanding principal balance on the notes was $2,751,564 and $3,000,000, respectively.

Because the common stock underlying the conversion feature embedded in the $2,000,000 convertible minimum borrowing note and the warrant are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument liabilities (see Note 15). The embedded derivative instruments (primarily the conversion feature) related to the $2,000,000 convertible minimum borrowing note were bifurcated and recorded as a derivative instrument liability. The warrants were valued using the Black-Scholes option pricing model at $937,500. Because the fair value of the warrants of $937,500 and the fair value of the bifurcated derivative instrument of $2,530,973 exceeded the proceeds received, the convertible minimum borrowing note was initially recorded at zero and an initial expense of $3,468,473 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 15).

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

MARCH 31, 2006 AND 2005

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

115% of the full principal amount of the convertible notes is due upon default under the terms of the convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company.

The warrants are exercisable until seven years from the date of the notes at a purchase price equal to $1.37 per share. The warrants are exercisable on a cashless basis. In the event that the warrants are exercised on a cashless basis, then the Company will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible minimum borrowing note.

The Company is obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the conversion option. If the registration statement is not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default. On April 22, 2005, the Company filed such registration statement on Form S-2, which was subsequently withdrawn by the Company.

On July 19, 2005, the Company entered into a Postponement Agreement with Laurus, whereby Laurus agreed to postpone the Company’s obligation to make certain amortization payments on its September 30, 2004 secured convertible note (see Note 14). In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company, to extend the dates for the filing requirements of the Registration Statement.

On August 19, 2005, the Company filed such Registration Statement on Form S-2 for the registration of up to 3,219,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 29, 2005 convertible minimum borrowing note issued to Laurus, in the principal amount of $2,000,000, up to 750,000 shares issuable upon the exercise of common stock purchase warrants, and up to 275,000 shares issued in connection with the July 19, 2005 Postponement Agreement. Such Registration Statement was subsequently withdrawn by the Company on May 11, 2006.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

In November 2005, the Company reached an agreement with Laurus in principle pursuant to which we will be obligated to pay Laurus $48,000 as payment in full for all late effectiveness fees. The agreement was subject to negotiation and execution of a definitive agreement.

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus, pursuant to which the Company modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, the Company issued an aggregate of 425,000 restricted shares of our common stock to Laurus.

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline.

On May 24, 2006, the Company entered into an Amendment Agreement with Laurus, pursuant to which the Company modified earlier agreements among the parties. In connection with the March 29, 2005 financing, the Company received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted the Company to sell a sufficient number of shares of GeoPharma, pledged by the Company to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to Laurus to be held pursuant to the original pledge agreement.

The revolving note payable provides for borrowings utilizing an asset based formula, based on eligible accounts receivable and inventory, less certain allowances and reserves.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Revolving note payable consists of the following at March 31, 2006 and 2005:

	2006	2005
Principal balance of revolving note payable collateralized by all assets, interest payable at prime (7.75% at March 31, 2006 and 5.75% at March 31, 2005) plus 2% through March 29, 2008.	$2,751,564	$3,000,000

Less face value of convertible portion of revolving note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $1.37 per share. Proceeds from the convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(2,000,000)	(2,000,000)

Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	857,676	—

Total	$1,609,240	$1,000,000

(a)	See Note 15 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible minimum borrowing note.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 13 - SHORT-TERM OBLIGATIONS

Short-term obligations consist of the following at March 31, 2006 and 2005:

	2006	2005
Note payable, unsecured, due in monthly payments of $3,478, including interest at 8.25%, through June 2006.	10,296	—

Note payable, unsecured, due in monthly payments of $4,824, including interest at 11.25%, through June 2005.	—	18,851

Capitalized lease obligation for certain equipment, due in monthly payments of $546, including interest at 10%, through April 2005.	—	546

Total	$10,296	$19,397

NOTE 14 - LONG-TERM OBLIGATIONS

On September 30, 2004, the Company entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., whereby the Company completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of Company common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004 (see Note 2).

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

MARCH 31, 2006 AND 2005

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

We incurred loan costs in the amount of $305,818 associated with the convertible note. As of March 31, 2006 and 2005, the outstanding principal balance on the convertible note was $4,500,000 and $5,062,500, respectively. As of March 31, 2006 and 2005, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

Because the common stock underlying the conversion feature embedded in the $6,000,000 convertible note and the warrant are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument assets or liabilities (see Note 15). The interest rate index derivative asset related to the interest rate index feature was recorded as a derivative instrument asset. The embedded derivative instruments (primarily the conversion feature) related to the $6,000,000 convertible

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

note were bifurcated and recorded as a derivative instrument liability. The warrants were valued using the Black-Scholes option pricing model at $1,357,125. Because the fair value of the warrants of $1,357,125 and the fair value of the bifurcated derivative instrument of $6,579,999 exceeded the proceeds received, the convertible minimum borrowing note was initially recorded at zero and a charge to income of $1,937,124 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 15).

The Company’s obligations under the Security Agreement, Securities Purchase Agreement and the Note are secured by a first priority lien on all of the Company’s assets and all future assets acquired, including a pledge by the Company of shares representing 100% of the Company’s share capital of GeoPharma, Inc., Inc. and a put option on the pledged shares of GeoPharma, Inc. at $6.00 per share. Additionally, the note guaranteed by the Company’s Chairman of the Board, Jugal K. Taneja.

On October 29, 2004, we filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the our common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note issued to Laurus Master Fund, Ltd., in the principal amount of $6,000,000 and up to 1,375,000 shares issuable upon the exercise of common stock purchase warrants. On November 15, 2004, the Securities and Exchange Commission declared the Registration Statement to be effective. Such registration statement is no longer current.

On July 19, 2005, we entered into a Postponement Agreement with Laurus, whereby Laurus agreed to postpone our obligation to make certain amortization payments on its secured convertible note and, in consideration therefore, we issued to Laurus 275,000 shares of our restricted common stock. Pursuant to the agreement, the principal portion of the monthly amount that is due in connection with the September 30, 2004 note, on the first business day of each of the months from August 2005 through March 2006 in the amount of $187,500 per month, shall not be required to be paid until the first business day of each of the months from February 2007 through September 2007, respectively, in each case, in addition to the regular monthly principal payments due in each of the months. In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with us, to extend the dates for the filing requirements of our Registration Statement in connection with the March 29, 2005 financing and in connection with the shares issued under the Postponement Agreement.

The fair value of the 275,000 shares issued in connection with the July 19, 2005 Postponement Agreement was $189,750, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount on the September 2004 note and the discount is being amortized to interest expense over the life of the note, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

On August 19, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 3,219,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 29, 2005 Secured Convertible Notes issued to Laurus, in the principal amount of $4,000,000, up to 750,000 shares issuable upon the exercise of common stock purchase warrants, and up to 275,000 shares issued in connection with the July 19, 2005 Postponement Agreement. Such Registration Statement was subsequently withdrawn by the Company on May 11, 2006.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus, pursuant to which the Company modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, the Company issued an aggregate of 425,000 restricted shares of our common stock to Laurus.

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Long-term obligations consist of the following at March 31, 2006 and 2005:

	2006	2005
Convertible note payable collateralized by all assets, due in monthly principal payments (see above), plus interest at prime (7.75% at March 31, 2006 and 5.75% at March 31, 2005) plus 2%, through September 2007.	$4,500,000	$5,062,500

Less face value of convertible note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $0.90 per share. Proceeds from the convertible debenture were allocated first to the warrants and to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(4,773,211)	(6,000,000)

Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	2,454,076	1,227,038

Less discount recorded for July 19, 2005 postponement agreement.	(189,500)	—

Plus amortization of discount as interest expense, related to postponement agreement.	60,493	—

Note payable collateralized by certain equipment, due in monthly payments of approximately $1,662, including interest at 10%, through December 2007.	31,902	47,785

Note payable collateralized by a vehicle, due in monthly payments of $412, including interest at 4.02%, through January 2009.	12,855	17,894

Note payable collateralized by a vehicle, due in monthly payments of $666, including interest at 1.9%, through February 2010.	30,090	37,431

Capitalized lease obligation for certain equipment, due in monthly payments of $499, including interest at 11.33%, through July 2010.	20,111	—

Other	8,623	8,623

	2,155,439	401,271
Less current maturities	2,093,540	326,056

Total	$61,899	$75,215

(a)	See Note 15 for information on the derivative instrument assets or liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible note.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

At March 31, 2006, principal repayments of long-term obligations are as follows:

Year Ending March 31,
2007	$1,566,683
2008	3,006,030
2009	16,709
2010	12,690
2011	1,469
Thereafter	—

Total	$4,603,581

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the September 2004 and the March 2005 convertible debentures, (b) the Warrants issued in connection with the September 2004 and March 2005 convertible debts and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 9,494,656 and 10,249,756 shares, respectively, at March 31, 2006 and 2005, and are carried at fair value.

We use the Black-Scholes option price model to value embedded conversion feature components of any bifurcated embedded derivative instruments that are recorded as derivative assets or derivative liabilities. See Note 12 and Note 14 related to embedded derivative instruments that have been bifurcated from our notes payable to Laurus. We use the discounted present value of future cash flows to value derivative financial assets.

In valuing the embedded conversion feature components of the bifurcated embedded derivative instruments and the detachable warrants, at the time they were issued and at March 31, 2006 and 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero and the remaining period or maturity date of the convertible debt instruments. Even though the warrants issued in September 2004 expire in five years and the warrants issued March 2005 expire in seven years, we assumed they would be exercised in three years, the life of the convertible debt instruments, based on normal practices by the lender. All convertible instruments and warrants can be exercised by the holder at any time.

Because of the limited trading history of our common stock prior to the acquisition of BOSS on October 1, 2004, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 126% based on not only the history of our stock price but also a review of the volatility of entities considered by management as comparable.

The embedded conversion features in the convertible notes issued to Laurus are subject to the requirements of EITF 00-19 and SFAS 133. The Company is required by EITF 00-19 and SFAS 133 to bifurcate the embedded conversion features and warrants, and account for them as derivative instrument liabilities. These derivative instrument liabilities were initially recorded at their fair values and are then adjusted to fair value at the end of each subsequent reporting period, with any changes in the fair value

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

recognized as income or expense in the period of change. The most significant component of this compound derivative instrument is the embedded conversion feature, which is revalued using the Black-Scholes option pricing model. The interest rate index derivative has been accounted for as a standalone financial derivative asset.

The proceeds received from Laurus were first allocated to the fair value of the freestanding warrants and then to the fair value of the bifurcated embedded derivative instruments included in the convertible notes. The remaining proceeds were then allocated to the convertible notes, resulting in those notes being recorded at a significant discount from their face amounts. For the $6,000,000 term note, that discount, is being accreted into its face amount using the effective interest method over the term of the note. For the $2,000,000 minimum borrowing note, that discount, is also being accreted to its face amount using the effective interest method over the term of the note.

The effective interest rate used to amortize the debt discount on the September 2004 6.75% convertible debenture and the March 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $2,454,076 and $857,676, respectively, for the year ended March 31, 2006, and zero and $1,227,038, respectively, for the year ended March 31, 2005.

The initial fair value for derivative financial instrument liabilities was determined using the Black-Scholes option pricing model. Significant assumptions used in the determination of fair value of the September 2004 and March 2005 embedded conversion features and detachable warrants were: volatility of 126%, a dividend rate of zero and a risk free interest rated of 4.20%. At each reporting period, the remaining term and risk free rate used varies depending on the factors existing at those dates.

Interest Rate Index Derivative

The September 2004 and March 2005 convertible debt financings included provisions to potentially lower the stated interest rates on the instruments in the event the price of the Company’s common stock was to increase by over 25% of the stated conversion price relating to the financing. For the September 2004 financing, the stated interest rate of 6.75% could be reduced by 200 basis points for every 25% increase in the Company’s common stock price above the conversion price. This provision could potentially reduce the interest rate, but not below zero, and would not result in an increase in the interest rate. The provision only took effect upon the effectiveness of a registration statement. The registration statement became effective on November 15, 2004 for the September 2004 financing and thus triggered the interest rate index (“IRI”) provision. Since the registration statements filed for the March 2005 financing did not become effective, this provision did not take effect.

Since the IRI is directly affected by the price of the Company’s common stock and has a value dependent on the price of the stock, it was determined to be a derivative asset. The fair value of the asset was determined using the present value of the projected cash flow benefit of the potential reduction in the interest rate over the term of the loan. The initial fair value of the present value of discounted future cash flows from the projected reduction in the interest on the September 2004 convertible debt was $335,126. Since the price of the Company’s stock has decreased, the fair value of the IRI decreased to zero and $245,584, respectively, as of March 31, 2006 and 2005. Upon the future filing of a registration statement

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

for both financings and when such registration statement is declared effective, the IRI for each instrument will be calculated based upon the discounted present value of the projected reduction in stated interest on the convertible debts.

The initial fair value for derivative financial assets was determined using a discounted present value of projected future cash flows. The significant assumptions in the determination of fair value of the September 2004 interest rate index (IRI) were: normal borrowing rate of 6.75% and a projected price of the Company’s common stock using a historical weighted average price of the common stock over a period equivalent to the projected life of the instrument. At each reporting period, the remaining term and a newly computed weighted average price of the Company’s common stock is determined based upon updated historical activity.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

At March 31, 2006 and 2005, the following derivative asset and liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Derivative Financial Asset

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2006	Value At March 31, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$335,126	$—	$245,584

Fair value of freestanding interest rate index derivative instrument asset					$—	$245,584

Derivative Financial Liabilities

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2006	Value At March 31, 2005
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$192,500	$1,498,750
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$120,000	$937,500

Fair value of freestanding derivative instrument liabilities for warrants					$312,500	$2,436,250

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2006	Value At March 31, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$800,001	$6,300,000
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$2,530,973	$318,585	$2,530,973

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$1,118,586	$8,830,973

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2006	Value At March 31, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$748,187	$62,658	$542,563
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$273,968	$29,632	$273,968

Fair value of interest portion of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$92,290	$816,531

Total derivative financial instrument liabilities					$1,523,376	$12,083,754

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2006:

Year Ending March 31,
2007	$426,474
2008	411,870
2009	396,023
2010	378,758
2011	137,048
Thereafter	336,865

$2,087,038

Total rent expense for the years ended March 31, 2006 and 2005 was $491,418 and $105,872, respectively.

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

On March 30, 2005, the Company, through its wholly-owned subsidiary, DMI, entered into an Employment Agreement with Gregg Madsen to serve as DMI’s Chief Operating Officer, effective March 31, 2005. The Employment Agreement provides for an initial three-year term ending March 30, 2008, with an annual base compensation of $125,000. The agreement contains a provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. In addition, On March 30,2005, Mr. Madsen was granted options to purchase 300,000 shares of the Company’s common stock. The options vest over a three-year period beginning March 31, 2005. On October 3, 2005, upon mutual agreement between the parties, the agreement was orally modified promoting Mr. Madsen to Vice President of Business Development for Dynamic Health Products, Inc. In connection with the promotion, Mr. Madsen resigned as Chief Operating Officer of DMI. In addition, Mr. Madsen’s annual base compensation was increased to $150,000.

Litigation

The Company was involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against the Company on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of the Company’s product named StaminaPro. Hi-Tech sought unspecified monetary damages as well as non-monetary relief. In addition, the Company instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech, seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. On May 3, 2006, the parties elected to settle their differences in full as to all matters in dispute and upon receipt of full payment of $20,000 by the Company to Hi-Tech, the lawsuit was dismissed.

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2006 and 2005 should have a material adverse impact on its financial condition or results of operations.

NOTE 17 - STOCK WARRANTS

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 warrants to purchase common stock, for consulting services. In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note (see Note 14). On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. On March 29, 2005, pursuant to a Security Agreement, the Company issued 750,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note (see Note 12).

At March 31, 2006 and 2005, the Company had outstanding warrants to purchase 2,625,000 and zero shares of the Company’s common stock, respectively. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire at various dates through June 2008. For the 1,375,000 warrants, the exercise price is $1.04 per share, subject to certain adjustments pursuant to the Securities Purchase Agreement, and they expire in September 2009 (see Note 14). For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

For the 750,000 warrants, the exercise price is $1.37 per share, subject to certain adjustments pursuant to the Security Agreement, and they expire in March 2012 (see Note 12).

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus, pursuant to which the Company modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for cancellation in their entirety of the 1,375,000 common stock purchase warrants issued to Laurus in connection with the September 30, 2004 agreement and the 750,000 common stock purchase warrants issued to Laurus in connection with the March 29, 2005 agreements.

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of March 31, 2006 and 2005 was $48,750 and $191,250, respectively. The initial valuation of these warrants was $442,500. For the years ended March 31, 2006 and 2005, the Company included consulting expense in the amount of $142,500 and $273,750, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants.

NOTE 18 - STOCK OPTIONS

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2006	2005
Risk-free interest rate	4.77%	4.50%
Dividend yield	—	—
Volatility	110.35%	144.08%
Average expected term	5 years	5 years

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2006 and 2005:

	2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,955,000	$.82	905,000	$.37
Granted	5,000.41		1,050,000	1.22
Exercised	—	—	—	—
Expired and forfeited	—	—	—	—

Outstanding, end of year	1,960,000	$.82	1,955,000	$.82

Options vested, end of year	1,186,663	$.58	534,982	$.28

Weighted average fair value of options granted during the years ended March 31, 2006 and 2005		$.27		$1.23

As of March 31, 2006, there were 1,960,000 options outstanding. As of March 31, 2005, there were 1,955,000 options outstanding. Options outstanding and exercisable under the plan as of March 31, 2005 were:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
$ 0.16250 - $0.17875	700,000	$0.169	4.61	700,000	$0.169
$ 1.00000 - $1.55000	1,255,000	$1.19	6.34	486,663	$1.169
$ 0.39 - $0.43	5,000	$0.41	9.79	—	$0.00

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of March 31, 2006 and 2005 was $249,382 and $415,636, respectively. The initial valuation of these options was $498,763. For the years ended March 31, 2006 and 2005, the Company included compensation expense in the amount of $166,254 in selling, general and administrative expenses in the statements of operations, for these options.

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

On March 1, 2006, the Company granted options to purchase 2,500 share of the Company’s common stock to an employee, in accordance with the Company’s 1999 Stock Option Plan. The exercise price of the options is $0.43 (100% of the fair value of the Company’s common stock on February 28, 2006). The options vest on March 1, 2007. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 110.35% and a risk free interest rate of 4.77%.

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

	2006	2005
Net income (loss):
As reported	$5,903,910	$(4,377,545)

Pro forma	$5,416,677	$(4,589,996)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.41	$(0.34)

Pro forma	$0.38	$(0.35)

Diluted income (loss) per share:
As reported	$0.40	$(0.34)

Pro forma	$0.37	$(0.35)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 19 - SHAREHOLDERS’ EQUITY

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

On October 29, 2004, the Company filed a Registration Statement on Form S-2 for the registration of up to 8,701,585 shares of the Company’s common stock, including up to 7,326,585 shares of common stock underlying the Secured Convertible Note in the principal amount of $6,000,000 and up to 1,375,000

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

shares issuable upon the exercise of common stock purchase warrants. On November 15, 2004, the Securities and Exchange Commission declared the Registration Statement to be effective. Such Registration Statement is no longer current.

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

On August 19, 2005, the Company filed a Registration Statement on Form S-2 for the registration of up to 3,219,690 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes in the principal amount of $4,000,000, up to 750,000 shares issuable upon the exercise of common stock purchase warrants and 275,000 shares of common stock underlying the July 2005 postponement agreement. The Company subsequently withdrew such Registration Statement on May 11, 2006.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 20 – EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	2006	2005
Numerator:
Net income (loss)	$5,903,910	$(4,377,545)
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	$5,903,910	$(4,377,545)

Denominator:
Weighted average shares outstanding	14,308,264	12,991,512
Effect of dilutive securities:
Stock options	403,459	—

Weighted average fully diluted shares outstanding	14,711,723	12,991,512

Net earnings (loss) per common share –
Basic	$0.41	$(0.34)

Diluted	$0.40	$(0.34)

For the year ended March 31, 2006, debt convertible on 6,769,912 shares of common stock, options on 1,552,582 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive. For the year ended March 31, 2005, debt convertible on 2,834,752 shares of common stock, options on 1,155,822 shares of common stock and warrants on 1,042,671 shares of common stock were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

NOTE 21 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the years ended March 31, 2006 and 2005, DPS Nutrition Inc. accounted 11% and 13%, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At March 31, 2006 and 2005, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 22 – SUBSEQUENT EVENTS

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus, pursuant to which we modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, the Company issued an aggregate of 425,000 restricted shares of its common stock to Laurus.

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, the Company agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline.

On May 24, 2006, the Company entered into an Amendment Agreement with Laurus, pursuant to which the Company modified earlier agreements among the parties. In connection with the March 29, 2005 financing, the Company received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted the Company to sell a sufficient number of shares of GeoPharma, pledged by us to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to Laurus to be held pursuant to the original pledge agreement.

On May 15, 2006, the Company received a promissory note in conversion of accounts receivable from Better Nutrition, LLC in the principal amount of $170,403. The note shall be paid the Company in 23 semi-monthly installments of $7,366.47, including principal and interest at 7.75% per annum, commencing May 15, 2006.