Form 10QSB
period 2006-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2006-08-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 10, 2006 was 15,055,035.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$649,080	$1,009,012
Marketable equity securities, net	903,854	1,637,763
Accounts receivable, net	2,388,548	2,485,954
Inventories, net	4,643,951	4,478,970
Prepaid expenses	295,090	223,515
Deferred consulting fees	190,629	215,004
Other current assets	159,035	163,766
Due from affiliates	849	2,500
Notes receivable	322,055	165,708
Note receivable from affiliate	44,779	44,082

Total current assets	9,597,870	10,426,274

Property, plant and equipment, net	753,594	743,846

Note receivable	—	29,940
Goodwill	4,145,130	4,145,130
Intangible assets, net	696,995	749,217
Deferred consulting fees	41,564	83,127
Other assets	17,182	77,517

Total assets	$15,252,335	$16,255,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,275,464	$1,609,240
Current portion of long-term obligations	2,256,487	2,093,540
Accounts payable	4,921,943	5,090,685
Other payables	505,065	411,530
Income taxes payable	35,000	—
Accrued expenses	375,587	343,744
Accrued income taxes	43,984	5,819
Obligations to affiliates	39,984	26,551
Note payable	—	10,296
Derivative financial instruments	593,123	1,523,376

Total current liabilities	10,046,637	11,114,781

Long-term obligations, less current portion	72,123	61,899
Deferred income taxes	19,700	186,300

Total liabilities	10,138,460	11,362,980

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 15,055,035 and 14,463,630 shares issued and outstanding	150,550	144,636
Additional paid-in capital	4,247,938	4,004,048
Retained earnings (deficit)	169,348	(272,354)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	546,039	1,015,741

Total shareholders’ equity	5,113,875	4,892,071

Total liabilities and shareholders’ equity	$15,252,335	$16,255,051

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
		(Restated)
Revenues	$13,818,021	$13,064,030

Cost of goods sold	11,111,973	10,502,167

Gross profit	2,706,048	2,561,863

Operating expenses:
Selling, general and administrative expenses	2,573,854	2,337,247
Amortization expense	77,222	75,118
Depreciation expense	44,710	36,812

Total operating expenses	2,695,786	2,449,177

Operating income before other income and expense	10,262	112,686

Other income (expense):
Interest income	6,119	4,615
Other income and expenses, net	93,180	(581)
Gain (loss) on sale of property	775	(2,495)
Gain on sale of marketable equity securities	572,096	—
Gain from debt extinguishment	153,750	—
Derivative instrument income (expense), net	731,503	5,861,259
Derivative instrument interest expense	(745,805)	(827,938)
Interest expense	(209,690)	(121,876)

Total other income (expense)	601,928	4,912,984

Income before income taxes	612,190	5,025,670

Income tax expense (benefit)	170,488	(41,899)

Net income	441,702	5,067,569

Preferred stock dividends	—	—

Net income available to common shareholders	$441,702	$5,067,569

Basic income per share	$0.03	$0.36

Basic weighted average number of common shares outstanding	14,806,418	14,024,592

Diluted income per share	$0.03	$0.06

Diluted weighted average number of common shares outstanding	15,506,418	22,119,504

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2006 (Audited)	—	$—	—	$—	14,463,630	$144,636	$4,004,048	$(272,354)	$1,015,741	$4,892,071
COMPREHENSIVE INCOME (LOSS)
Net income	—	—	—	—	—	—	—	441,702		441,702
Unrealized gains (losses) on marketable equity securities (net of tax of $264,207)	—	—	—	—	—	—	—	—	(469,702)	(469,702)

Comprehensive income (loss)										(28,000)
Share-based compensation	—	—	—	—	—	—	77,375	—		77,375
Issuance of 150,000 shares of common stock in exchange for cancellation of common stock warrants	—	—	—	—	150,000	1,500	43,500	—		45,000
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	79,750	—		82,500
Issuance of 166,405 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	166,405	1,664	43,265	—		44,929

Balances at June 30, 2006 (Unaudited)	—	$—	—	$—	15,055,035	$150,550	$4,247,938	$169,348	$546,039	$5,113,875

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$441,702	$5,067,569

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	121,932	111,930
Amortization of deferred consulting fees	65,938	110,939
Amortization of debt discount to interest expense	31,657	—
Share-based compensation expense	77,375	—
Derivative instrument (income) expense, net	(731,503)	(5,861,259)
Derivative instrument interest expense	745,805	827,938
(Gain) loss on sale property	(775)	2,495
Gain on sale of marketable equity securities	(572,096)	—
Gain from debt extinguishment	(153,750)	—
Changes in operating assets and liabilities:
Accounts receivable	(72,997)	(173,849)
Inventories	(164,981)	803,709
Due to/from affiliates, net	14,387	7,730
Prepaid expenses	(26,646)	(144,739)
Other current assets	3,744	77,928
Other assets	60,335	2,388
Accounts payable	(168,742)	(1,289,149)
Other payables	93,535	(41,248)
Income taxes payable	35,000	—
Accrued expenses	31,843	(41,658)
Accrued income taxes	38,165	—
Deferred income taxes	97,607	(45,124)

Net cash used in operating activities	(32,465)	(584,400)

Cash flows from investing activities:
Purchases of property and equipment	(68,183)	(91,387)
Proceeds from sale of property	14,500	1,000
Proceeds from sale of marketable equity securities	572,096	—
Repayments of note receivable	44,983	11,917
Purchase of distributor agreement	(25,000)	—
Adjustment to purchase price of Dynamic Marketing, Inc.	—	34,298
Adjustment to purchase price of customer list	—	(7,306)

Net cash provided by (used in) investing activities	538,396	(51,478)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	(382,061)
Payments of long-term obligations	(307,371)	—
Proceeds from issuance of short-term obligations	2,509,635	3,212,869
Payments of short-term obligations	(3,068,127)	(3,531,994)
Proceeds from issuance of common stock	—	—
Proceeds from issuance of related party obligations	—	—
Payments of related party obligations	—	—

Net cash used in financing activities	(865,863)	(701,186)

Net increase (decrease) in cash	(359,932)	(1,337,064)

Cash at beginning of period	1,009,012	1,870,561

Cash at end of period	$649,080	$533,497

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Three Months Ended June 30,
	2006	2005
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$183,814	$108,508

Cash paid during the period for income taxes	$810	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$170,403	$330,993

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for cancellation of common stock warrants	$45,000	$—

Issuance of common stock for postponement agreement	$82,500	$—

Issuance of common stock for employer contribution to profit sharing plan	$44,929	$—

Issuance of short-term obligations for prepaid expenses	$—	$11,622

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2006.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three months ended June 30, 2005 to conform to the presentation as of and for the three months ended June 30, 2006.

Restatements

Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and Emerging Issues Task Force No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to ($14,302) for the three months ended June 30, 2006. The effect of the restatement on the earnings (loss) reported on the Company’s comparative statement of operations for the three months ended June 30, 2005 was $5,362,765 and earnings (loss) per share was impacted by $0.38 per share.

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

Aggregate Purchase Price Allocations

The Company corrected its accounting for the aggregate purchase price allocations, in connection with the October 1, 2004 acquisition of Bob O’Leary Health Food Distributor Co., Inc. and the March 31, 2005 acquisition of Dynamic Marketing, Inc., whereby intangible assets, specifically customer lists amounting to $285,000 and $165,000, respectively, that were not previously identified, were valued separately and apart from goodwill. The effect of the restatement on the comparative statement of operations for the three months ended June 30, 2005 was $30,515. Per share earnings (loss) was impacted by zero.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three months ended June 30, 2006 and 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc., Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

As of June 30, 2006 and 2005, the Company’s investment in GeoPharma, Inc. (“GeoPharma”), consisting of 204,914 and 347,938 shares of its common stock, respectively, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. For the three months ended June 30, 2006, purchases of products from subsidiaries of GeoPharma were $30,756, and sales to subsidiaries of GeoPharma were $60. For the three months ended June 30, 2005, purchases of products from subsidiaries of GeoPharma were $95,211, and sales to subsidiaries of GeoPharma were $25,043. As of June 30, 2006 and 2005, $39,403 and $61,998, respectively, was due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of June 30, 2006 and 2005, $524 and $202, respectively, was due from GeoPharma and are included in due from affiliates.

Research and development is primarily contracted through Innovative Health Products, Inc. (“Innovative”), a wholly-owned subsidiary of GeoPharma, and product nutritional information, as well as product label requirements, are prepared by Innovative’s regulatory staff personnel. Research and development costs have been immaterial to the operations of the Company, and are charged to expense as incurred.

On March 29, 2005, the Company entered into a lease with GAM Realty, LLC, an affiliate of Gregg Madsen, the Company’s Vice President of Business Development, which was effective March 31, 2005, whereby the Company agreed to lease approximately 15,000 square feet of office and warehouse space for its operations in Cranston, Rhode Island. This facility is used for a portion of the office, warehousing and shipping operations of DMI. The lease is for a term of five years ending on March 31, 2010. The initial rental under the lease was $120,000 annually. As of June 30, 2006 and 2005, $581 and $23,168, respectively, was due to GAM Realty, LLC.

NOTE 4 – COMPREHENSIVE INCOME

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

At June 30, 2006 and 2005, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2006	2005
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	853,187	865,003

Fair value	$903,854	$915,670

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three months ended June 30, 2006 and 2005, the Company had no realized losses. The change in marketable equity securities included in earnings for the three months ended June 30, 2006 was $572,096, of which $572,096 of unrealized holding gains were reclassified from accumulated other comprehensive income into earnings. For the three months ended June 30, 2005, the Company had no realized gains.

NOTE 5 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

NOTE 6 – REVOLVING NOTE PAYABLE

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

The combined principal amount that may be outstanding under the $2,000,000 minimum borrowing note and the $4,000,000 revolving note at any point in time cannot exceed $4,000,000.

The proceeds of the funding were used for the March 31, 2005 acquisition of Dynamic Marketing, Inc., for costs associated with the acquisition and for working capital. The borrowing is in excess of the advance rates provided for in the note. The lender has issued a waiver to this covenant whereby the Company was permitted to bring the ratios into compliance within one year from the date of the note.

As of June 30, 2006 and 2005, the outstanding principal balance on the notes was $2,203,369 and $2,711,895, respectively.

Because the common stock underlying the conversion feature embedded in the $2,000,000 convertible minimum borrowing note and the warrant are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument liabilities (see Note 8). The embedded derivative instruments (primarily the conversion feature) related to the $2,000,000 convertible minimum borrowing note were bifurcated and recorded as a derivative instrument liability. The warrants were valued using the Black-Scholes option pricing model at $937,500. Because the fair value of the warrants of $937,500 and the fair value of the bifurcated derivative instrument of $2,530,973 exceeded the proceeds received, the convertible minimum borrowing note was initially recorded at zero and an initial expense of $1,468,473 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 8).

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

115% of the full principal amount of the convertible notes is due upon default under the terms of the convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%.

The warrants were exercisable until seven years from the date of the notes at a purchase price equal to $1.37 per share. The warrants were exercisable on a cashless basis. In the event that the warrants were exercised on a cashless basis, then the Company would not receive any proceeds. In addition, the exercise price of the warrants would be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible minimum borrowing note. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus agreed to waive their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 52,941 restricted shares of our common stock to Laurus, in exchange for cancellation of the 750,000 warrants.

The Company was obligated to file a registration statement registering the resale of shares of the Company’s common stock issuable upon conversion of the convertible notes, exercise of the warrant and exercise of the conversion option. If the registration statement was not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company was obligated to pay Laurus certain fees and the obligations may be deemed to be in default. On April 22, 2005, the Company filed such Registration Statement on Form S-2, which was subsequently withdrawn by the Company.

On July 19, 2005, the Company entered into a Postponement Agreement with Laurus, whereby Laurus agreed to postpone the Company’s obligation to make certain amortization payments on its September 30, 2004 secured convertible note (see Note 7). In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company, to extend the dates for the filing requirements of the Registration Statement.

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

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus, pursuant to which the Company modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, the Company issued 150,000 restricted shares of our common stock to Laurus, for cancellation of the warrants issued to Laurus;

•	In connection with the foregoing, the Company issued 275,000 restricted share of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 30, 2004 note.

The fair value of the 275,000 shares issued in connection with the April 28, 2006 Postponement and Amendment Agreement was $45,000, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount on the September 2004 note and the discount is being amortized to interest expense over the life of the note, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline (see Note 16).

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

Revolving note payable consists of the following at June 30, 2006 and 2005:

	2006	2005
Principal balance of revolving note payable collateralized by all assets, interest payable at prime (8.25% at June 30, 2006 and 6.0% at June 30, 2005) plus 2% through March 29, 2008.	$2,203,369	$2,711,895
Less face value of convertible portion of revolving note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $1.13 per share. Proceeds from the convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(2,000,000)	(2,000,000)
Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	1,072,095	214,419

Total	$1,275,464	$926,314

(a)	See Note 8 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible minimum borrowing note.

NOTE 7 – LONG-TERM OBLIGATIONS

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

As of June 30, 2006 and 2005, the outstanding principal balance on the convertible note was $4,212,500 and $4,687,500, respectively. As of June 30, 2006 and 2005, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%.

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

The warrants were exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of the Company’s common stock for the 10 trading days immediately prior to the execution date). The warrants were exercisable on a cashless basis. In the event that the warrants were exercised on a cashless basis, then the Company would not receive any proceeds. In addition, the exercise price of the warrants was to be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement. In connection therewith, Laurus agreed to waive their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus agreed to waive their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 97,059 restricted shares of our common stock to Laurus, in exchange for cancellation of the 1,375,000 warrants.

Because the common stock underlying the conversion feature embedded in the $6,000,000 convertible note and the warrant are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument assets or liabilities (see Note 8). The interest rate index derivative asset related to the interest rate index feature was recorded as a derivative instrument asset. The embedded derivative instruments (primarily the conversion feature) related to the $6,000,000 convertible note were bifurcated and recorded as a derivative instrument liability. The warrants were valued using the Black-Scholes option pricing model at $1,357,125. Because the fair value of the warrants of $1,357,125 and the fair value of the bifurcated derivative instrument of $6,579,999 exceeded the proceeds received, the convertible minimum borrowing note was initially recorded at zero and a charge to income of $1,937,124 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 8).

The Company’s obligations under the Security Agreement, Securities Purchase Agreement and the Note are secured by a first priority lien on all of the Company’s assets and all future assets acquired, including a pledge by the Company of shares representing 100% of the Company’s share capital of GeoPharma, Inc., Inc. and a put option on the pledged shares of GeoPharma, Inc. at $6.00 per share. Additionally, the note is guaranteed by the Company’s Chairman of the Board, Jugal K. Taneja.

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

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus, pursuant to which the Company modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, the Company issued 150,000 restricted shares of our common stock to Laurus, for cancellation of the warrants issued to Laurus;

•	In connection with the foregoing, the Company issued 275,000 restricted share of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 30, 2004 note.

The fair value of the 275,000 shares issued in connection with the April 28, 2006 Postponement and Amendment Agreement was $45,000, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount on the September 2004 note and the discount is being amortized to interest expense over the life of the note, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline (see Note 16).

Long-term obligations consist of the following at June 30, 2006 and 2005:

	2006	2005
Convertible note payable collateralized by all assets, due in monthly principal payments (see above), plus interest at prime (8.25% at June 30, 2006 and 6.0% at June 30, 2005) plus 2%, through September 2007.	$4,212,500	$4,687,500
Less face value of convertible note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $0.90 per share. Proceeds from the convertible debenture were allocated first to the warrants and to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(6,000,000)	(6,000,000)
Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	4,212,500	1,840,557
Less discount recorded for July 19, 2005 postponement agreement.	(189,500)	—
Less discount recorded for April 28, 2006 postponement agreement.	(82,500)	—
Plus amortization of discount as interest expense, related to postponement agreements.	91,900	—
Note payable collateralized by certain equipment, due in monthly payments of approximately $1,662, including interest at 10%, through December 2007.	27,678	43,962
Note payable collateralized by a vehicle, due in monthly payments of $412, including interest at 4.02%, through January 2009.	—	16,478
Note payable collateralized by a vehicle, due in monthly payments of $666, including interest at 1.9%, through February 2010.	28,233	35,608
Capitalized lease obligation for certain equipment, due in monthly payments of $499, including interest at 11.33%, through July 2010.	19,176	—
Other	8,623	8,623

	2,328,610	632,728
Less current maturities	2,256,487	564,701

Total	$72,123	$68,027

(a)	See Note 8 for information on the derivative instrument assets or liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible note.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the September 2004 and the March 2005 convertible debentures, (b) the Warrants issued in connection with the September 2004 and March 2005 convertible debts and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 6,969,773 and 9,731,386 shares, respectively, at June 30, 2006 and 2005, and are carried at fair value.

We use the Black-Scholes option price model to value embedded conversion feature components of any bifurcated embedded derivative instruments that are recorded as derivative assets or derivative liabilities. See Note 6 and Note 7 related to embedded derivative instruments that have been bifurcated from our notes payable to Laurus. We use the discounted present value of future cash flows to value derivative financial assets.

In valuing the embedded conversion feature components of the bifurcated embedded derivative instruments and the detachable warrants, at the time they were issued and at June 30, 2006 and 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero and the remaining period or maturity date of the convertible debt instruments. Even though the warrants issued in September 2004 expire in five years and the warrants issued March 2005 expire in seven years, we assumed they would be exercised in three years, the life of the convertible debt instruments, based on normal practices by the lender. All convertible instruments and warrants can be exercised by the holder at any time.

Because of the limited trading history of our common stock prior to the acquisition of BOSS on October 1, 2004, the expected volatility of our common stock over the remaining life of the warrants has been estimated at 126% based on not only the history of our stock price but also a review of the volatility of entities considered by management as comparable.

The embedded conversion features in the convertible notes issued to Laurus are subject to the requirements of EITF 00-19 and SFAS 133. The Company is required by EITF 00-19 and SFAS 133 to bifurcate the embedded conversion features and warrants, and account for them as derivative instrument liabilities. These derivative instrument liabilities were initially recorded at their fair values and are then adjusted to fair value at the end of each subsequent reporting period, with any changes in the fair value recognized as income or expense in the period of change. The most significant component of this compound derivative instrument is the embedded conversion feature, which is revalued using the Black-Scholes option pricing model. The interest rate index derivative has been accounted for as a standalone financial derivative asset.

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

The effective interest rate used to amortize the debt discount on the September 2004 6.75% convertible debenture and the March 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $531,386 and $214,419, respectively, for the three months ended June 30, 2006, and $613,519 and $214,419, respectively, for the three months ended June 30, 2005.

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

Since the IRI is directly affected by the price of the Company’s common stock and has a value dependent on the price of the stock, it was determined to be a derivative asset. The fair value of the asset was determined using the present value of the projected cash flow benefit of the potential reduction in the interest rate over the term of the loan. The initial fair value of the present value of discounted future cash flows from the projected reduction in the interest on the September 2004 convertible debt was $335,126. Since the price of the Company’s stock has decreased, the fair value of the IRI decreased to zero and $105,559, respectively, as of June 30, 2006 and 2005. Upon the future filing of a registration statement for both financings and when such registration statement is declared effective, the IRI for each instrument will be calculated based upon the discounted present value of the projected reduction in stated interest on the convertible debts.

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

At June 30, 2006 and 2005, the following derivative asset and liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Derivative Financial Asset

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2006	Value At June 30, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$335,126	$—	$105,559

Fair value of freestanding interest rate index derivative instrument asset					$—	$105,559

Derivative Financial Liabilities

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2006	Value At June 30, 2005
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$—	$852,500
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$—	$412,500

Fair value of freestanding derivative instrument liabilities for warrants					$—	$1,265,000

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2006	Value At June 30, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$374,445	$3,385,417
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$2,530,973	$176,992	$1,061,947

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$551,437	$4,447,364

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2006	Value At June 30, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$748,187	$26,344	$264,326
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$273,968	$15,342	$105,780

Fair value of interest portion of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$41,686	$370,106

Total derivative financial instrument liabilities					$593,123	$6,082,470

On April 28, 2006, in connection with the Amendment and Postponement Agreement entered into with Laurus, the 2,125,000 common stock warrants issued to Laurus were cancelled (see Notes 6 and 7). On the date of cancellation, April 28, 2006, the fair value of freestanding derivative instrument liabilities for the warrants was as follows:

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At April 28, 2006
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$123,750
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$75,000

Fair value of freestanding derivative instrument liabilities for warrants					$198,750

NOTE 9 – LETTER OF CREDIT

On June 9, 2006, the Company issued a Standby Letter Of Credit and Security Agreement to First Community Bank Of America, in the amount of $500,000 in favor of Iovate Health Sciences USA, Inc. The letter of credit is personally guaranteed by Mandeep K. Taneja, the Company’s chief executive officer. In addition, Jugal K. Taneja, Chairman of the Board of the Company, pledged additional collateral in the form of a $300,000 certificate of deposit.

NOTE 10 – STOCK WARRANTS

At June 30, 2006 and 2005, the Company had outstanding warrants to purchase 500,000 and 2,625,000 shares of the Company’s common stock, respectively.

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

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of June 30, 2006 and 2005 was $24,375 and $121,875, respectively. The initial valuation of these warrants was $465,000. For the three months ended June 30, 2006, the Company included consulting expense in the amount of $24,375 in selling, general and administrative expenses in the statements of operations, for these warrants. For the three months ended June 30, 2005, the Company included consulting expense in the amount of $69,375 in selling, general and administrative expenses in the statements of operations, for these warrants.

In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. For the 1,375,000 warrants, the exercise price was $1.04 per share, subject to certain adjustments pursuant to the September 30, 2004 Securities Purchase Agreement with Laurus, and they were to expire in September 2009. On March 29, 2005, pursuant to a Security Agreement, the Company issued 750,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. For the 750,000 warrants, the exercise price was $1.37 per share, subject to certain adjustments pursuant to the March 29, 2005 Security Agreement with Laurus, and they were to expire in March 2012. On April 28, 2006, pursuant to an Amendment and Postponement Agreement with Laurus, the 2,125,000 warrants to purchase common stock were cancelled in exchange for 150,000 restricted shares of the Company’s common stock. For the three months ended June 30, 2006, the Company included a gain from debt extinguishment of $153,750, for the cancellation of these warrants. The Company had been accounting for these warrants as derivative financial instruments from their dates of issuance until April 28, 2006, their date of cancellation (See Note 8).

NOTE 11 – STOCK OPTIONS

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that address the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminated the ability to account for share-based compensation transactions, as we formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operations.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of April 1, 2006. Our unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the unaudited condensed consolidated statement of operations during the three months ended June 30, 2006 included compensation expense for the share-based payment awards granted prior to March 31, 2006, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $77,375 of share-based compensation was charged against income for the three months ended June 30, 2006. For the three months ended June 30, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

Net income (loss):
As reported	$5,067,569
Pro forma adjustment for compensation, net of tax	(121,727)

Pro forma	$4,945,842

Basic income (loss) per share:
As reported	$0.36

Pro forma	$0.35

Diluted income (loss) per share:
As reported	$0.06

Pro forma	$0.06

During the three months ended June 30, 2006 and 2005, no stock options were granted.

NOTE 12 – SHAREHOLDERS’ EQUITY

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

On August 31, 2005, the Company issued 14,038 restricted shares of its common stock to Dynamic Health Products, Inc. 401(k) Plan for the Company’s contribution to the employees 401(k) benefit plan.

On September 12, 2005, 150,000 shares of restricted common stock of the Company were sold to a non-affiliated third party investor at $.50 per new share, for gross proceeds of $75,000. Proceeds were used to provide additional working capital for the Company.

On April 28, 2006, the Company entered into a Postponement and Amendment Agreement with Laurus Master Fund, Ltd., pursuant to which the Company modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. Pursuant to the agreement, the principal portion of the monthly amount that is due under the September 30, 2004 convertible note on the first business day of each of the months from May 2006 through December 2006, in the amount of $187,500 per month, shall be reduced by $137,500 per month. and, in consideration therefore, the Company issued to Laurus 275,000 shares of restricted common stock of the Company. In addition, Laurus agreed to the cancellation of all of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements and, in consideration therefore, the Company issued to Laurus 150,000 shares of restricted common stock of the Company. In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company to extend the dates for the filing requirements of the Company’s Registration Statement (see Note 16).

On June 7, 2006, the Company issued 166,405 restricted shares of its common stock to Dynamic Health Products, Inc. 401(k) Plan for the Company’s contribution to the employees 401(k) benefit plan.

NOTE 13 - INCOME TAXES

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

As of June 30, 2006 and 2005, the Company had a current income tax liability of $78,984 and $5,009, respectively, and a net deferred income tax liability $19,700 and $203,000, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The Company has net operating losses that expire through March 31, 2026.

NOTE 14 - EARNINGS PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings per common share:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Numerator:
Net income	$411,702	$5,067,569
Less preferred stock dividends	—	—

Net income available to common shareholders	411,702	5,067,569
Less derivative instrument income, net, from convertible notes	—	3,706,883

Net income available to common shareholders after assumed conversion of dilutive securities	$411,702	$1,360,886

Denominator:
Weighted average shares outstanding	14,806,418	14,024,592
Stock options	700,000	700,000
Convertible notes	—	7,394,912

Weighted average fully diluted shares outstanding	15,506,418	22,119,504

Net earnings per common share –
Basic	$0.03	$0.36

Diluted	$0.03	$0.06

For the three months ended June 30, 2006, debt convertible on 6,450,468 shares of common stock, options on 1,255,000 shares of common stock and warrants on 500,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive. For the three months ended June 30, 2005, options on 1,255,000 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 15 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the three months ended June 30, 2006 DPS Nutrition Inc. accounted for 10.4% in relation to total consolidated revenues. For the three months ended June 30, 2005 DPS Nutrition Inc. accounted for 11% in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At June 30, 2006 and 2005, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 16 - SUBSEQUENT EVENT

On July 3, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 10,221,275 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes, up to 7,326,585 shares of common stock underlying the September 2004 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement is not effective.

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

Revenues are recognized by the Company upon passage of title and risk of loss to customers when product is delivered to common carrier for shipment to customers. Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues.

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

Results of Operations

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Revenues

We generated revenues of $13,818,021 for the three months ended June 30, 2006, an increase of $753,991 or 5.8%, compared to $13,064,030 for the three months ended June 30, 2005. The increase was primarily attributable to organic growth resulting from expansion of our distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005 and the expansion of our in-house sales force. We expect organic growth of up to 15% in the future, based on expansion of marketing efforts through our in-house sales force.

Gross Profit

We achieved a gross profit of $2,706,048 for the three months ended June 30, 2006, an increase of $144,185 or 5.6%, compared to $2,561,863 for the three months ended June 30, 2005. Gross margin, as a percentage of revenues, was 19.6% for the three months ended June 30, 2006 and 2005. We expect gross margins of 18% to 20% in the future.

Operating Expenses

We incurred operating expenses of $2,695,786 for the three months ended June 30, 2006, compared to $2,449,177 for the three months ended June 30, 2005. For the three months ended June 30, 2006, these expenses include various selling, general and administrative expenses of $2,573,854, and amortization and depreciation expenses of $121,932, compared to $2,337,247 in various selling, general and administrative expenses, and amortization and depreciation expenses of $111,930 for the three months ended June 30, 2005.

For the three months ended June 30, 2006 and 2005, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $65,939 and $110,939, respectively.

Outbound transportation expenses, which are included in selling, general and administrative expenses, were $507,133 and $483,745, respectively, for the three months ended June 30, 2006 and 2005.

Operating expenses, excluding amortization and depreciation expenses increased to 18.6% of revenues for the three months ended June 30, 2006, from 17.9% of revenues for the three months ended June 30, 2005. The increase in operating expenses as a percentage of revenues was attributable to audit related accounting fees incurred in the first quarter this year versus the second quarter in the prior year, the incurrence of loan audit fees, the amortization of stock-based compensation costs, an increase in profit sharing plan expenses, an increase in compensation related expenses, an increase in tradeshow expenses, and is partially offset by a decrease in advertising expenses, a decrease in amortization of deferred consulting fees, a decrease in commissions paid to brokers and outside sales representatives, a decrease in contract labor and a decrease in the write off of bad debts.

Operating Income

Operating income decreased by 90.9%, or $102,424, to $10,262 for the three months ended June 30, 2006 from $112,686 for the three months ended June 30, 2005. As a percentage of revenues, operating income was 0.1% and 0.9%, respectively, for the three months ended June 30, 2006 and 2005.

Other Income (Expense)

Other income (expense) decreased $4,311,056 to $601,928 for the three months ended June 30, 2006 from $4,912,984 for the three months ended June 30, 2005. Below is a discussion of each of the various line items of other income (expense).

Derivative instrument income (expense), net, was $731,503 for the three months ended June 30, 2006, compared to $5,861,259 for the three months ended June 30, 2005 and derivative instrument interest expense was $745,805 for the three months ended June 30, 2006, compared to $827,938 for the three months ended June 30, 2005. The accounting for derivative financial instruments is very complex and has had a material non-cash effect on our net income (loss) for the three months ended June 30, 2006 and 2005. We expect the accounting for these derivative financial instruments to have a material non-cash effect on our net income (loss) in any given reporting period during the life of the derivative financial instruments. The effect on our future earnings (losses) cannot be predicted since various factors effect both the valuation and corresponding charges or credits to income at each reporting period, as further discussed below under “Derivative Instruments”.

Interest income was $6,119 for the three months ended June 30, 2006, compared to $4,615 for the three months ended June 30, 2005. The increase in interest income was due to interest received on notes receivable and higher cash amounts held in interest bearing accounts in banks.

For the three months ended June 30, 2006, other income and expenses, net, of $93,180 consisted primarily of proceeds from an insurance claim, proceeds from a disputed escrow balance, and income from negotiated allowances on prior years.

For the three months ended June 30, 2006, we realized a gain from the sale of marketable equity securities of $572,096. Proceeds were used for payment of a portion of the principal balance on our revolving note payable.

For the three months ended June 30, 2006, we realized a gain from debt extinguishment of $153,750, resulting from the cancellation of all common stock warrants issued to Laurus, associated with our September 2004 and March 2005 financings, in exchange for 150,000 shares of our common stock.

Interest expense was $209,690 for the three months ended June 30, 2006, compared to $121,876 for the three months ended June 30, 2005. Interest expense increased for the three months ended June 30, 2006, primarily as a result of interest rate increases. In addition, $31,657 of the interest expense for the three months ended June 30, 2006 relates to the non-cash amortization of debt discounts based on the Black-Scholes option pricing model, applied to the Postponement Agreement entered into in July 2005 and the Postponement and Amendment Agreement entered into in April 2006, in connection with the September 30, 2004 convertible term note.

Income Taxes

As of June 30, 2006 and 2005, we had an accrued income tax liability of $43,984 and $5,009, respectively, income taxes payable of $35,000 and zero, respectively, and an estimated deferred income tax liability of $19,700 and $203,000, respectively, which primarily represents the potential future tax expense associated with unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The net operating losses may be carried forward for up to up to 20 years.

Net Income Per Share

Net income per share decreased 91.3%, or $4,625,867, to $441,702, or $0.03 per basic share and $0.03 per diluted share, for the three months ended June 30, 2006, compared to net income of $5,067,569, or $0.36 per basic and $0.06 per diluted share for the three months ended June 30, 2005.

Derivative Instruments

Derivative instrument income (expense), net, represents the net unrealized (non-cash) change, during the three months ended June 30, 2006 and 2005, in the fair value of our derivative financial instrument assets or liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Derivative instrument interest expense, with a corresponding increase in the face amount of the debts, for the three months ended June 30, 2006 and 2005, represents the (non-cash) accretion of debt discount as a result of the bifurcation of the embedded conversion features and related warrants. We calculated the accretion using the effective interest rate method over the term of the debts. Due to the effect of the payment streams associated with the debts, the straight-line amount of the accretion is substantially equivalent to the effective interest rate method and therefore is the resulting method we used for our calculations.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liabilities recorded as charges or credits to income, in the period in which the changes occur. For warrants and bifurcated conversion features that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires us to make assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price, expected dividend yield, and the expected volatility of our common stock price over the life of the instruments. Because of the limited trading history of our common stock prior to the acquisition of Bob O’Leary Health Food Distributor Co., Inc. on October 1, 2004, we have estimated the future volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us.

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

In connection with the September 30, 2004 convertible debt, we executed an interest rate index (“IRI”) whereby if the price of our common stock had increased by a specified amount, there would have been a reduction in the stated interest rate payable on that instrument. This initially created a derivative instrument asset. The IRI agreement provided for a potential reduction but not an increase in the stated interest rate. The fair value of the derivative instrument asset so created would increase if we projected a potential increase in the price of our common stock. This resulted in derivative instrument income for the year ended March 31, 2005. Since the price of our common stock decreased during the year ended March 31, 2006, the resulting fair value of the IRI was zero at March 31, 2006 and June 30, 2006, and $105,559 at June 30, 2005, and this resulted in derivative instrument expense being recorded during the three months ended June 30, 2005. For a full discussion on Derivative Instruments, see Note 8 to our unaudited condensed consolidated financial statements for the three months ended June 30, 2006 and 2005.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation for the three months ended June 30, 2006 and 2005. We also believe that our business is not seasonal; however, significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there was no material effect on our operations or our financial condition a result of general economic and industry conditions for the three months ended June 30, 2006 and 2005. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We finance our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, and the sale of equity and debt securities. We had a working capital deficit of $448,767 at June 30, 2006, compared to a working capital deficit of $688,507 at March 31, 2006.

Net cash used in operating activities was $32,465 for the three months ended June 30, 2006, as compared to net cash used in operating activities of $584,400 for the three months ended June 30, 2005. The usage of cash was primarily attributable to an increase in accounts receivable of $72,997 based on increases in credit sales, an increase in inventories of $164,981 due to increased restocking levels, an increase in prepaid expenses of $26,646 primarily due to the timing of insurance policy renewals and a decrease in accounts payable of $168,742 based on payments made on accounts, partially offset by an increase in amounts due to/from affiliates, net, of $14,387, an decrease in other current assets of $3,744, an decrease in other assets of $60,335, an increase in other payables of $93,535 primarily based on an increase in prepayments received from customers, an increase in income taxes payable of $35,000, an increase in accrued expenses of $31,843, an increase in accrued income taxes of $38,165 and an increase in deferred income taxes of $97,607 as a result of the sale of marketable equity securities and a decrease in available net operating loss carry forwards.

Net cash provided by investing activities was $538,396, representing proceeds from the sale of property of $14,500, proceeds from the sale of marketable equity securities of $572,096 and proceeds from repayments on notes receivable of $44,983, partially offset by purchases of property and equipment of $68,183 and the purchase of a distributor agreement of $25,000.

Net cash used in financing activities was $865,863, representing payments of long-term obligations of $307,371, the excess of payments versus advances received of $548,196 on our short-term revolving note and payment of short-term obligations of $10,296.

At June 30, 2006, we had $649,080 in cash and cash equivalents, as compared to $533,497 at June 30, 2005.

We believe that cash expected to be generated from operations and current cash reserves will be sufficient for us to meet our capital expenditures and working capital needs, for our operations as presently conducted. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for us to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to us, we believe that such financing would likely be available on acceptable terms.

On September 30, 2004, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd., whereby we completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of our common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004 (See Note 7 to our unaudited condensed consolidated financial statements).

The convertible note has a three year term and accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate is subject to possible downward adjustments. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement).

In accordance with the convertible note, commencing December 1, 2004, and each month thereafter, we were to pay $187,500 of the outstanding principal, together with accrued interest on the convertible note, in cash or registered stock. In July 2005, we entered into a Postponement Agreement with Laurus, whereby the required principal payments under the convertible note were modified. In April 2006, we entered into a Postponement and Amendment Agreement with Laurus, whereby the required principal payments under the convertible note were again modified and the note was amended and restated.

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

As of June 30, 2006 and 2005, the outstanding principal balance on the convertible note was $4,212,500 and $4,687,500, respectively. As of June 30, 2006 and 2005, 989,758 shares of our common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Initially, Laurus was not entitled to be issued shares of common stock in repayment of any portion of the convertible note if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of our issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to us of its revocation of such restriction. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%.

The warrants were exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of our common stock for the 10 trading days immediately prior to the execution date). The warrants were exercisable on a cashless basis. In the event that the warrants were exercised on a cashless basis, then we would not receive any proceeds. In addition, the exercise price of the warrants would have been adjusted in the event we issued common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus agreed to waive their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 97,059 restricted shares of our common stock to Laurus, in exchange for cancellation of the 1,375,000 warrants.

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

On March 29, 2005, we entered into agreements with Laurus Master Fund, Ltd., whereby we completed the sale to Laurus of convertible debt and a warrant to purchase our common stock in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The $3,000,000 proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc. on March 31, 2006, costs associated with the acquisition and for working capital (see Note 6 to our unaudited condensed consolidated financial statements).

The securities sold to Laurus included a secured convertible minimum borrowing note with a principal amount of $2,000,000, a secured revolving note with a principal amount note to exceed $4,000,000, and a common stock purchase warrant to purchase 750,000 shares of our common stock, at a purchase price of $1.37 per shares, exercisable for a period of seven years. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 52,941 restricted shares of our common stock to Laurus, in exchange for cancellation of the 750,000 warrants.

The combined principal amount that may be outstanding under the $2,000,000 minimum borrowing note and the $4,000,000 revolving note at any point in time cannot exceed $4,000,000.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or we take such other actions as would otherwise result in dilution. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus agreed to waive their anti-dilution provisions related to all convertible notes and warrants issued to Laurus.

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus had contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of our common stock. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%.

On August 19, 2005, we filed a Registration Statement on Form S-2 for the registration of up to 3,219,690 shares of our common stock, including up to 2,194,690 shares of common stock underlying the March 29, 2005 Secured Convertible Notes issued to Laurus, in the principal amount of $4,000,000, up to 750,000 shares issuable upon the exercise of common stock purchase warrants, and up to 275,000 shares issued in connection with the July 19, 2005 Postponement Agreement. Such Registration Statement was subsequently withdrawn by us on May 11, 2006.

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

On April 28, 2006, we entered into a Postponement and Amendment Agreement with Laurus, pursuant to which we modified the September 30, 2004 and the March 29, 2005 earlier agreements among the parties. The Postponement and Amendment Agreement provides for the following:

•	Principal payments under the September 30, 2004 note are reduced by $137,500 per month for the eight months commencing May 2006, all of which shall be paid on the maturity date of the convertible note;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 29, 2005 notes shall be suspended for a period of eight months;

•	All of the common stock purchase warrants issued to Laurus in connection with the September 30, 2004 and March 29, 2005 agreements are cancelled in their entirety;

•	In connection with the foregoing, the Company issued 150,000 restricted shares of our common stock to Laurus, for cancellation of the warrants issued to Laurus;

•	In connection with the foregoing, the Company issued 275,000 restricted share of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 30, 2004 note.

The fair value of the 275,000 shares issued in connection with the April 28, 2006 Postponement and Amendment Agreement was $45,000, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount on the September 2004 note and the discount is being amortized to interest expense over the life of the note, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

In connection with the Postponement and Amendment Agreement, we also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. We are obligated to have such registration statement declared effective by September 30, 2006, but there are no stated penalties for failure to meet such deadline. On July 3, 2006, we filed such Registration Statement on Form SB-2, which is being reviewed by the Securities and Exchange Commission.

On May 24, 2006, we entered into an Amendment Agreement with Laurus, pursuant to which we modified earlier agreements among the parties. In connection with the March 29, 2005 financing, we received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted us to sell a sufficient number of shares of GeoPharma, pledged by us to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to Laurus to be held pursuant to the original pledge agreement. In June 2006, we sold 143,024 shares of GeoPharma at $4.00 per share. Proceeds from the sale were paid to Laurus in satisfaction of the overadvances. This resulted in our recognizing a gain on the sale of marketable equity securities of $572,096 for the three months ended June 30, 2006.

On October 17, 2004 the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of June 30, 2006 was $207,818, of which the current portion was $166,254 and the long-term portion was $41,564. The initial valuation of these options was $498,763, with $41,564 and $41,564, respectively, being expensed during the three months ended June 30, 2006 and 2005. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 223% and a risk free interest rate of 3.44%.

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

On May 3, 2005, we received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to us in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of June 30, 2006, the remaining principal balance on the note was $164,878.

On July 21, 2005, we entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of June 30, 2006, the principal balance on the lease was $19,176.

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

On September 21, 2005, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $30,296. The principal together with interest at the rate of 8.25% per annum is payable in one monthly installment commencing October 21, 2005 in the amount of $3,483 and eight remaining monthly installments commencing November 21, 2005 in the amount of $3,478. In June 2006, the note was subsequently paid in full.

On May 15, 2006, we received a promissory note in conversion of accounts receivable from Better Nutrition, LLC in the principal amount of $170,403. The note shall be paid to us in twenty-four (24) semi-monthly installments of $7,366, including principal and interest at 7.75% per annum, commencing May 15, 2006. As of June 30, 2006, the remaining principal balance on the note was $156,193.

On June 7, 2006, we issued 166,405 restricted shares of our common stock to Dynamic Health Products, Inc. 401(k) Plan for our contribution to the employees 401(k) benefit plan.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

We were involved in litigation with Hi-Tech Pharmaceuticals, Inc. (“Hi-Tech”), whereby Hi-Tech filed a lawsuit against us on August 25, 2003 with the United States District Court for the Northern District of Georgia over claims regarding intellectual property matters, in connection with the use of our product named StaminaPro. Hi-Tech sought unspecified monetary damages as well as non-monetary relief. In addition, we instituted counterclaims against Hi-Tech and Jared Wheat, the President of Hi-Tech, seeking relief for libel, slander and tortious interference in amounts in excess of $75,000, exclusive of interest and costs. On May 3, 2006, the parties elected to settle their differences in full as to all matters in dispute and upon receipt of full payment of $20,000 by us to Hi-Tech, the lawsuit was dismissed.

From time to time we are subject to litigation incidental to our business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. We are not currently a party to any legal proceedings which we believe will have a material adverse affect on our results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 7, 2006, we issued 166,405 restricted shares of our common stock to Dynamic Health Products, Inc. 401(k) Plan for our contribution to the employees 401(k) benefit plan. Such shares were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(4)

10.1	Postponement and Amendment Agreement, dated as of April 28, 2006, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary.(5)

10.2	Amended and Restated Secured Convertible Term Note issued to Laurus Master Fund, Ltd., effective September 30, 2004.(5)

10.3	Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., effective March 29, 2005.(5)

10.4	Amended and Restated Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., effective March 29, 2005.(5)

10.5	Amended and Restated Registration Rights Agreement, restated as of April 28, 2006, by and between Laurus Master Fund, Ltd. and Dynamic Health Products, Inc.(5)

10.6	Amendment Agreement, dated as of May 24, 2006, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary.(6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 28, 2006, file number 0-23031, filed in Washington, D.C. on May 3, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 24, 2006, file number 0-23031, filed in Washington, D.C. on May 31, 2006.

(b)	Reports on Form 8-K.

During the three month period ending June 30, 2006, the Company filed three reports on Form 8-K.

Form 8-K dated November 21, 2005, with respect to non-reliance on previously issued financial statements.

Form 8-K dated April 28, 2006, with respect to the Company entering into a Postponement and Amendment Agreement with Laurus Master Funds, Ltd.

Form 8-K dated May 24, 2006, with respect to the Company entering into an Amendment Agreement with Laurus Master Funds, Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: August 14, 2006	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive
Officer and President

Date: August 14, 2006	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer