Form 10KSB/A
period 2006-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2006-10-20
CIK 949925

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

Outbound transportation expenses, which are included in selling, general and administrative expenses, were $1,933,674 and $516,469, respectively, for the years ended March 31, 2006 and 2005.

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

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of our issued and outstanding common stock upon such issuance. This agreement was subsequently amended.

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

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of our common stock. This agreement was subsequently amended.

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

We were obligated to file a registration statement registering the resale of shares of our common stock issuable upon conversion of the March 29, 2005 convertible notes, exercise of the warrant and exercise of the option. If the registration statement is not filed by April 28, 2005, or declared effective within 75 days thereafter, or if the registration is suspended other than as permitted, in the registration rights agreement between us and Laurus, we are obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

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

Mandeep K. Taneja has served as a director of the Company and as the Company’s President since November 2000. He has also served as the Company’s Chief Executive Officer since December 2002. Prior to that he served as President of the Company’s subsidiary, Online Meds Rx, Inc., formerly known as Dynamic Life, Inc., since June 2000. In addition, he served as Director of Finance for Dynamic Life Korea Ltd. from April 2000 until November 2001. Prior to that he was employed as an associate of Johnson, Blakely, Pope, Bokor, Ruppel & Burns, P.A. Mr. Taneja holds a Bachelor of Arts degree in political science from the University of Rochester as well as Management Certificates in marketing and organizational behavior. He also holds a Juris Doctorate from the University of Miami and is an attorney. Mr. Taneja is the son of Jugal K. Taneja.

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

Title Of Class	Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership(2)	Approximate Percent Of Class

Common	Jugal K. Taneja(3)	4,931,707	33.2%
Common	Manju Taneja(4)	1,781,404	12.3%
Common	William L. LaGamba(5)	1,642,100	11.4%
Common	Michele LaGamba(6)	1,642,100	11.4%
Common	Mandeep K. Taneja(7)	1,643,762	11.3%
Common	Mihir K. Taneja	1,479,996	10.2%
Common	Laurus Master Fund, Ltd.(8)	1,589,234	9.9%
Common	Kotha S. Sekharam, Ph.D.(9)	585,797	4.0%
Common	Morton L. Stone(10)	231,033	1.6%
Common	Cani I. Shuman(11)	146,666	1.0%
Common	Rakesh K. Sharma, M.D.(12)	123,333	0.8%
Common	Robert A. Herrmann, Jr.	0	0%
Common	All officers and directors as a group (7 persons)	7,662,298	49.5%

(1)	Except as otherwise noted, the address for the above identified officers and directors of the Company is c/o Dynamic Health Products, Inc. at 12399 Belcher Road South, Suite 140, Largo, FL 33773.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	Includes 1,652,740 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s spouse, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 2,680,304 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. Includes 399,999 shares issuable upon exercise of currently exercisable options.
(4)	Includes 128,664 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 2,680,304 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 658,100 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 505,000 shares held by Mr. LaGamba as custodian for their minor children.
(6)	Includes 479,000 shares owned by William L. LaGamba, and 505,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.
(7)	Includes 116,666 shares issuable upon exercise of currently exercisable options.
(8)	Includes 1,314,234 shares issuable upon conversion of convertible debentures. Laurus is also entitled to receive an additional 5,664,012 shares of common stock upon conversion of presently convertible debentures, however, Laurus has contractually agreed to restrict their ability to convert their secured convertible notes such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. This restriction can be waived by Laurus upon 75 days’ prior written notice. Laurus Capital Management, LLC may be deemed a control person of the shares owned by Laurus Master Fund, Ltd. David Grin and Eugene Grin are the sole managing members of Laurus Capital Management, LLC. Laurus is not a registered broker dealer or an affiliate of a broker dealer.
(9)	Includes 40,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s spouse, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership. Includes 123,333 shares issuable upon exercise of currently exercisable options.
(10)	Includes 123,333 shares issuable upon exercise of currently exercisable options.
(11)	Includes 116,666 shares issuable upon exercise of currently exercisable options.
(12)	Includes 123,333 shares issuable upon exercise of currently exercisable options.

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

DYNAMIC HEALTH PRODUCTS, INC.

Date: October 20, 2006	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on October 20, 2006.

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

m. Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (SAB101), revenues result from product sales and are recognized by the Company upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to customers). Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Costs incurred by the Company for shipping, handling and warehousing are included in selling, general and administrative expenses, and were $1,933,674 and $516,469, for the years ended March 31, 2006 and 2005, respectively.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. In connection with the September 12, 2005 stock issuance, the lender waived this provision. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement). Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the note will be reduced accordingly. In connection with the September 12, 2005 stock issuance, the lender waived this provision. The conversion price of the note may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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