Form 10QSB
period 2006-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2006-11-13
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of November 9, 2006 was 15,055,035.

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$579,855	$1,009,012
Certificates of deposit	75,000	—
Marketable equity securities, net	764,477	1,637,763
Accounts receivable, net	2,595,038	2,485,954
Inventories, net	4,563,489	4,478,970
Prepaid expenses	548,886	223,515
Deferred consulting fees	166,254	215,004
Other current assets	226,202	163,766
Due from affiliates	2,853	2,500
Notes receivable	315,007	165,708
Note receivable from affiliate	45,484	44,082

Total current assets	9,882,545	10,426,274

Property, plant and equipment, net	795,734	743,846

Note receivable	—	29,940
Goodwill	4,145,130	4,145,130
Intangible assets, net	619,772	749,217
Deferred consulting fees	—	83,127
Other assets	17,182	77,517

Total assets	$15,460,363	$16,255,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,521,592	$1,609,240
Current portion of long-term obligations	2,783,503	2,093,540
Accounts payable	5,648,726	5,090,685
Other payables	304,785	411,530
Income taxes payable	18,743	—
Accrued expenses	341,201	343,744
Accrued income taxes	—	5,819
Obligations to affiliates	35,826	26,551
Note payable	154,207	10,296
Derivative financial instruments	591,593	1,523,376

Total current liabilities	11,400,176	11,114,781

Long-term obligations, less current portion	37,803	61,899
Deferred income taxes	19,700	186,300

Total liabilities	11,457,679	11,362,980

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 15,055,035 and 14,463,630 shares issued and outstanding	150,550	144,636
Additional paid-in capital	4,361,395	4,004,048
Retained earnings (deficit)	(966,099)	(272,354)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	456,838	1,015,741

Total shareholders’ equity	4,002,684	4,892,071

Total liabilities and shareholders’ equity	$15,460,363	$16,255,051

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues	$12,901,647	$11,423,470	$26,719,669	$24,494,501

Cost of goods sold	10,433,671	9,437,104	21,545,644	19,946,271

Gross profit	2,467,976	1,986,366	5,174,025	4,548,230

Operating expenses:
Selling, general and administrative expenses	2,435,628	2,176,736	5,009,482	4,513,985
Amortization expense	77,224	75,125	154,445	150,242
Depreciation expense	46,787	38,789	91,497	75,601

Total operating expenses	2,559,639	2,290,650	5,255,424	4,739,828

Operating income (loss) before other income and expense	(91,663)	(304,284)	(81,399)	(191,598)

Other income (expense):
Interest income	6,683	7,715	12,801	12,330
Other income and expenses, net	2,038	68,719	95,216	68,138
Gain (loss) on sale of property	—	—	775	(2,495)
Gain on sale of marketable equity securities	—	—	572,096	—
Gain from debt extinguishment	—	—	153,750	—
Derivative instrument income (expense), net	1,530	3,231,799	733,033	9,093,058
Derivative instrument interest expense	(827,938)	(827,938)	(1,573,743)	(1,655,876)
Interest expense	(210,709)	(190,063)	(420,398)	(311,939)

Total other income (expense)	(1,028,396)	2,290,232	(426,470)	7,203,216

Income (loss) before income taxes	(1,120,059)	1,985,948	(507,869)	7,011,618

Income tax expense (benefit)	15,388	(125,639)	185,876	(167,538)

Net income (loss)	(1,135,447)	2,111,587	(693,745)	7,179,156

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(1,135,447)	$2,111,587	$(693,745)	$7,179,156

Basic income (loss) per share	$(0.08)	$0.15	$(0.05)	$0.51

Basic weighted average number of common shares outstanding	15,055,035	14,281,496	14,931,406	14,153,746

Diluted income (loss) per share	$(0.08)	$0.10	$(0.05)	$0.33

Diluted weighted average number of common shares outstanding	15,055,035	21,751,408	14,931,406	21,623,658

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities

	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2006 (Audited)	—	$—	—	$—	14,463,630	$144,636	$4,004,048	$(272,354)	$1,015,741	$4,892,071
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(693,745)		(693,745)
Unrealized gains (losses) on marketable equity securities (net of tax of $314,383)	—	—	—	—	—	—	—	—	(558,903)	(558,903)

Comprehensive income (loss)										(1,252,648)
Share-based compensation	—	—	—	—	—	—	190,832	—		190,832
Issuance of 150,000 shares of common stock in exchange for cancellation of common stock warrants	—	—	—	—	150,000	1,500	43,500	—		45,000
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	79,750	—		82,500
Issuance of 166,405 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	166,405	1,664	43,265	—		44,929

Balances at September 30, 2006 (Unaudited)	—	$—	—	$—	15,055,035	$150,550	$4,361,395	$(966,099)	$456,838	$4,002,684

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended September 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(693,745)	$7,179,156

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	245,942	225,843
Amortization of deferred consulting fees	131,877	176,878
Amortization of debt discount to interest expense	67,992	17,486
Share-based compensation expense	190,832	—
Derivative instrument (income) expense, net	(733,033)	(9,093,058)
Derivative instrument interest expense	1,573,743	1,655,876
(Gain) loss on sale property	(775)	2,495
Gain on sale of marketable equity securities	(572,096)	—
Gain from debt extinguishment	(153,750)	—
Changes in operating assets and liabilities:
Accounts receivable	(279,487)	102,098
Inventories	(84,519)	697,116
Due to/from affiliates, net	7,520	(34,882)
Prepaid expenses	(109,212)	(120,593)
Other current assets	(68,239)	46,781
Other assets	60,335	2,276
Accounts payable	558,041	(1,267,198)
Other payables	(106,745)	13,365
Income taxes payable	18,743	—
Accrued expenses	(2,543)	(47,178)
Accrued income taxes	(5,819)	—
Deferred income taxes	147,783	(170,763)

Net cash provided by (used in) operating activities	192,845	(614,302)

Cash flows from investing activities:
Purchases of property and equipment	(157,110)	(93,940)
Proceeds from sale of property	14,500	1,000
Proceeds from sale of marketable equity securities	572,096	—
Repayments of note receivable	56,847	45,294
Purchase of distributor agreement	(25,000)	—
Purchase of certificates of deposit	(75,000)	—
Adjustment to purchase price of Dynamic Marketing, Inc.	—	(11,138)
Adjustment to purchase price of customer list	—	(7,306)
Purchase of trademark	—	(435)

Net cash provided by (used in) investing activities	386,333	(66,525)

Cash flows from financing activities:
Proceeds from issuance of long-term obligations	—	—
Payments of long-term obligations	(464,529)	(577,461)
Proceeds from issuance of short-term obligations	4,711,289	5,827,304
Payments of short-term obligations	(5,255,095)	(5,943,392)
Proceeds from issuance of common stock	—	75,000

Net cash used in financing activities	(1,008,335)	(618,549)

Net increase (decrease) in cash	(429,157)	(1,299,376)

Cash at beginning of period	1,009,012	1,870,561

Cash at end of period	$579,855	$571,185

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - Continued

	Six Months Ended September 30,
	2006	2005
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$348,430	$270,041

Cash paid during the period for income taxes	$69,950	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$170,403	$330,993

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for cancellation of common stock warrants	$45,000	$—

Issuance of common stock for postponement agreement	$82,500	$189,750

Issuance of common stock for employer contribution to profit sharing plan	$44,929	$—

Issuance of long-term obligations for purchase of equipment	$—	$22,979

Issuance of short-term obligations for prepaid expenses	$171,230	$41,917

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED

SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2006.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and six months ended September 30, 2005 to conform to the presentation as of and for the three and six months ended September 30, 2006.

Restatements

Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and Emerging Issues Task Force No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $(826,408) and $(840,710), respectively, for the three and six months ended September 30, 2006. The effect of the restatement on the earnings reported on the Company’s comparative statement of operations for the three and six months ended September 30, 2005 was $41,753 and $48,712, respectively, and earnings per share was impacted by zero.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However certain other financial instruments, such as warrants to acquire common stock and the embedded conversion features of debt instruments that are indexed to the Company’s common stock, are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting, even when the terms of the underlying contracts do not provide for net-

cash settlement. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option based derivative financial instruments is determined using the Black-Scholes option pricing model. Fair value for cash flow derivatives is determined using discounted future cash flows of the probable expected outcomes of the derivative contract.

Aggregate Purchase Price Allocations

The Company corrected its accounting for the aggregate purchase price allocations, in connection with the October 1, 2004 acquisition of Bob O’Leary Health Food Distributor Co., Inc. and the March 31, 2005 acquisition of Dynamic Marketing, Inc., whereby intangible assets, specifically customer lists amounting to $285,000 and $165,000, respectively, that were not previously identified, were valued separately and apart from goodwill. The effect of the restatement on the comparative statement of operations for the three and six months ended September 30, 2005 was $30,515 and $61,029, respectively, and earnings per share was impacted by zero.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and six months ended September 30, 2006 and 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc., Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

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

As of September 30, 2006 and 2005, the Company’s investment in GeoPharma, Inc. (“GeoPharma”), consisting of 204,914 and 347,938 shares of its common stock, respectively, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. For the three and six months ended September 30, 2006, purchases of products from subsidiaries of GeoPharma were $30,165 and $60,921, respectively, and sales to subsidiaries of GeoPharma were zero and $60, respectively. For the three and six months ended September 30, 2005, purchases of products from subsidiaries of GeoPharma were $13,055 and $108,266, respectively, and sales to subsidiaries of GeoPharma were $5,922 and $30,965, respectively. As of September 30, 2006 and 2005, $35,826 and $44,094, respectively, was due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of September 30, 2006 and 2005, $2,528 and $875, respectively, was due from GeoPharma and are included in due from affiliates.

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

At September 30, 2006 and 2005, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2006	2005
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	713,810	1,327,055

Fair value	$764,477	$1,377,722

Gross unrealized loss	$—	$—

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three and six months ended September 30, 2006 and 2005, the Company had no realized losses. The change in marketable equity securities included in earnings for the three and six months ended September 30, 2006 was zero and $572,096, respectively, of which zero and $572,096, respectively, of unrealized holding gains were reclassified from accumulated other comprehensive income into earnings. For the three and six months ended September 30, 2005, the Company had no realized gains.

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

As of September 30, 2006 and 2005, the outstanding principal balance on the notes was $2,235,078 and $2,914,931, respectively.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. In connection with the September 12, 2005 stock issuance, the lender waived this provision. The conversion price of the secured convertible notes may be adjusted proportionately in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

115% of the full principal amount of the convertible notes is due upon default under the terms of the convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event there was an event of default or we sought to redeem the outstanding balance of the convertible debentures.

The warrants were exercisable until seven years from the date of the notes at a purchase price equal to $1.37 per share. The warrants were exercisable on a cashless basis. In the event that the warrants were exercised on a cashless basis, then the Company would not receive any proceeds. In addition, the exercise price of the warrants would be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible minimum borrowing note. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 52,941 restricted shares of our common stock to Laurus, in exchange for cancellation of the 750,000 warrants.

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

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by September 30, 2006, but there were no stated penalties for failure to meet such deadline.

On July 3, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 10,221,275 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes, up to 7,326,585 shares of common stock underlying the September 2004 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement was subsequently withdrawn by the Company on October 4, 2006.

On October 4, 2006, the Company entered into an agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties (the “Amendment Agreement”). The Amendment Agreement (i) eliminated the obligation of the Company to register for resale the shares of common stock underlying the securities sold in September 2004, and (ii) removed Laurus’ right to waive 9.99% ownership limitations contained in their convertible debentures.

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by November 30, 2006, but there are no stated penalties for failure to meet such deadline.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement is not effective.

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

Revolving note payable consists of the following at September 30, 2006 and 2005:

	2006	2005
Principal balance of revolving note payable collateralized by all assets, interest payable at prime (8.25% at September 30, 2006 and 6.75% at September 30, 2005) plus 2% through March 29, 2008.	$2,235,078	$2,914,931
Less face value of convertible portion of revolving note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $1.13 per share. Proceeds from the convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(2,000,000)	(2,000,000)
Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	1,286,514	428,838

Total	$1,521,592	$1,343,769

(a)	See Note 8 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible minimum borrowing note.

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

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement). Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the note will be reduced accordingly. In connection with the September 12, 2005 stock issuance, the lender waived this provision. The conversion price of the note may be adjusted proportionately in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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

As of September 30, 2006 and 2005, the outstanding principal balance on the convertible note was $4,062,500 and $4,500,000, respectively. As of September 30, 2006 and 2005, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event there was an event of default or we sought to redeem the outstanding balance of the convertible debentures.

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

The warrants were exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of the

Company’s common stock for the 10 trading days immediately prior to the execution date). The warrants were exercisable on a cashless basis. In the event that the warrants were exercised on a cashless basis, then the Company would not receive any proceeds. In addition, the exercise price of the warrants was to be adjusted in the event the Company issues common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 97,059 restricted shares of our common stock to Laurus, in exchange for cancellation of the 1,375,000 warrants.

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

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by September 30, 2006, but there were no stated penalties for failure to meet such deadline.

On July 3, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 10,221,275 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes, up to 7,326,585 shares of common stock underlying the September 2004 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement was subsequently withdrawn by the Company on October 4, 2006.

On October 4, 2006, the Company entered into an agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties (the “Amendment Agreement”). The Amendment Agreement (i) eliminated the obligation of the Company to register for resale the shares of common stock underlying the securities sold in September 2004, and (ii) removed Laurus’ right to waive 9.99% ownership limitations contained in their convertible debentures.

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by November 30, 2006, but there are no stated penalties for failure to meet such deadline.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement is not effective.

Long-term obligations consist of the following at September 30, 2006 and 2005:

	2006	2005
Convertible note payable collateralized by all assets, due in monthly principal payments (see above), plus interest at prime (8.25% at September 30, 2006 and 6.75% at September 30, 2005) plus 2%, through September 2007.	$4,062,500	$4,500,000
Less face value of convertible note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $0.90 per share. Proceeds from the convertible debenture were allocated first to the warrants and to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(6,000,000)	(6,000,000)
Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	4,826,019	2,454,076
Less discount recorded for July 19, 2005 postponement agreement.	(189,750)	(189,750)
Less discount recorded for April 28, 2006 postponement agreement.	(82,500)	—
Plus amortization of discount as interest expense, related to postponement agreements.	128,485	17,486
Note payable collateralized by certain equipment, due in monthly payments of approximately $1,662, including interest at 10%, through December 2007.	23,347	40,041
Note payable collateralized by a vehicle, due in monthly payments of $412, including interest at 4.02%, through January 2009.	—	15,404
Note payable collateralized by a vehicle, due in monthly payments of $666, including interest at 1.9%, through February 2010.	26,368	33,778
Capitalized lease obligation for certain equipment, due in monthly payments of $499, including interest at 11.33%, through July 2010.	18,214	21,904
Other	8,623	8,623

	2,821,306	901,562
Less current maturities	2,783,503	822,636

Total	$37,803	$78,926

(a)	See Note 8 for information on the derivative instrument assets or liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible note.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the September 2004 and the March 2005 convertible debentures, (b) the Warrants issued in connection with the September 2004 and March 2005 convertible debts and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 6,710,321 and 9,445,337 shares, respectively, at September 30, 2006 and 2005, and are carried at fair value.

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

In valuing the embedded conversion feature components of the bifurcated embedded derivative instruments and the detachable warrants, at the time they were issued and at September 30, 2006 and 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero and the remaining period or maturity date of the convertible debt instruments. Even though the warrants issued in September 2004 expire in five years and the warrants issued March 2005 expire in seven years, we assumed they would be exercised in three years, the life of the convertible debt instruments, based on normal practices by the lender. All convertible instruments and warrants can be exercised by the holder at any time.

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

The effective interest rate used to amortize the debt discount on the September 2004 6.75% convertible debenture and the March 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $613,519 and $214,419, respectively, for the three months ended September 30, 2006 and $1,144,905 and $428,838, respectively, for the six months ended September 30, 2006. Amortization of the discounts amounted to $613,519 and $214,419, respectively, for the three months ended September 30, 2005 and $1,227,038 and $428,838, respectively, for the six months ended September 30, 2005.

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

Since the IRI is directly affected by the price of the Company’s common stock and has a value dependent on the price of the stock, it was determined to be a derivative asset. The fair value of the asset was determined using the present value of the projected cash flow benefit of the potential reduction in the interest rate over the term of the loan. The initial fair value of the present value of discounted future cash flows from the projected reduction in the interest on the September 2004 convertible debt was $335,126. Since the price of the Company’s stock has decreased, the fair value of the IRI decreased to zero, as of September 30, 2006 and 2005. Upon the future filing of a registration statement for both financings and when such registration statement is declared effective, the IRI for each instrument will be calculated based upon the discounted present value of the projected reduction in stated interest on the convertible debts.

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

At September 30, 2006 and 2005, the following derivative asset and liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Derivative Financial Asset

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At September 30, 2006	Value At September 30, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$335,126	$—	$—

Fair value of freestanding interest rate index derivative instrument asset					$—	$—

Derivative Financial Liabilities

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At September 30, 2006	Value At September 30, 2005
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$—	$385,000
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$—	$195,000

Fair value of freestanding derivative instrument liabilities for warrants					$—	$580,000

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At September 30, 2006	Value At September 30, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$361,112	$1,500,001
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$2,530,973	$194,691	$513,275

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$555,803	$2,013,276

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At September 30, 2006	Value At September 30, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$748,187	$21,084	$105,116
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$273,968	$14,706	$46,720

Fair value of interest portion of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$35,790	$151,836

Total derivative financial instrument liabilities					$591,593	$2,745,112

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

NOTE 10 – STOCK WARRANTS

At September 30, 2006 and 2005, the Company had outstanding warrants to purchase 500,000 and 2,625,000 shares of the Company’s common stock, respectively.

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

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of September 30, 2006 and 2005 was zero and $97,500, respectively. The initial valuation of these warrants was $465,000. For the three and six months ended September 30, 2006, the Company included consulting expense in the amount of $24,375 and $48,750, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants. For the three and six months ended September 30, 2005, the Company included consulting expense in the amount of $24,375 and $93,750, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants.

In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. For the 1,375,000 warrants, the exercise price was $1.04 per share, subject to certain adjustments pursuant to the September 30, 2004 Securities Purchase Agreement with Laurus, and they were to expire in September 2009. On March 29, 2005, pursuant to a Security Agreement, the Company issued 750,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. For the 750,000 warrants, the exercise price was $1.37 per share, subject to certain adjustments pursuant to the March 29, 2005 Security Agreement with Laurus, and they were to expire in March 2012. On April 28, 2006, pursuant to an Amendment and Postponement Agreement with Laurus, the 2,125,000 warrants to purchase common stock were cancelled in exchange for 150,000 restricted shares of the Company’s common stock. For the three and six months ended September 30, 2006, the Company included a gain from debt extinguishment of zero and $153,750, respectively, for the cancellation of these warrants. The Company had been accounting for these warrants as derivative financial instruments from their dates of issuance until April 28, 2006, their date of cancellation (See Note 8).

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

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of April 1, 2006. Our unaudited condensed consolidated financial statements as of and for the three and six months ended September 30, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the unaudited condensed consolidated statement of operations during the three and six months ended September 30, 2006 included compensation expense for the share-based payment awards granted prior to March 31, 2006 and thereafter, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $113,457 and $190,832, respectively, of share-based compensation was charged against income for the three and six months ended September 30, 2006. For the three and six months ended September 30, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income (loss):
As reported	$2,111,587	$7,179,156
Pro forma adjustment for compensation, net of tax	(121,727)	(243,454)

Pro forma	$1,989,860	$6,935,702

Basic income (loss) per share:
As reported	$0.15	$0.51

Pro forma	$0.14	$0.49

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Diluted income (loss) per share:
As reported	$0.10	$0.33

Pro forma	$0.09	$0.32

On July 17, 2006, the Company granted options to purchase 650,000 shares of the Company’s common stock to employees, in accordance with the Company’s 1999 Stock Option Plan. The exercise price of the options is $0.37 (100% of the fair value of the Company’s common stock on July 16, 2006). The options vest approximately equally over a three year period, commencing July 17, 2007. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 114.74% and a risk free interest rate of 5.07%.

On July 17, 2006, the Company granted options to purchase 250,000 shares of the Company’s common stock to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, and options to purchase 250,000 shares of the Company’s common stock to Mandeep Taneja, the Company’s Chief Executive Officer and a principal shareholder of the Company, in accordance with the Company’s 1999 Stock Option Plan. The exercise price of the options is $0.407 (110% of the fair value of the Company’s common stock on July 16, 2006). The options vest approximately equally over a three year period, commencing July 17, 2007. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 114.74% and a risk free interest rate of 3.56%.

On July 24, 2006, the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock to Mandeep Taneja, as compensation for Mr. Taneja’s personal guarantee to First Community Bank, on July 24, 2006, of the Standby Letter Of Credit and Security Agreement issued by the Company to First Community Bank. The exercise price of the options is $0.44 (110% of the fair value of the Company’s common stock on July 23, 2006). The options vest approximately equally over a three year period, commencing July 24, 2007. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 114.74% and a risk free interest rate of 3.69%.

During the three and six months ended September 30, 2005, no stock options were granted.

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

In connection with the Postponement and Amendment Agreement, the Company also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by September 30, 2006, but there were no stated penalties for failure to meet such deadline.

On July 3, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 10,221,275 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes, up to 7,326,585 shares of common stock underlying the September 2004 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement was subsequently withdrawn by the Company on October 4, 2006.

On October 4, 2006, the Company entered into an agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties (the “Amendment Agreement”). The Amendment Agreement (i) eliminated the obligation of the Company to register for resale the shares of common stock underlying the securities sold in September 2004, and (ii) removed Laurus’ right to waive 9.99% ownership limitations contained in their convertible debentures.

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by November 30, 2006, but there are no stated penalties for failure to meet such deadline.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement is not effective.

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

As of September 30, 2006 and 2005, the Company had a current income tax liability of $18,743 and zero, respectively, an accrued income tax liability of zero and $5,009, respectively, and a net deferred income tax liability $19,700 and $243,699, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The Company has net operating losses that expire through March 31, 2026.

NOTE 14 - EARNINGS PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings (loss) per common share:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(1,135,447)	$2,111,587	$(693,745)	$7,179,156
Less preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(1,135,447)	$2,111,587	$(693,745)	$7,179,156

Denominator:
Weighted average basic shares outstanding	15,055,035	14,281,496	14,931,406	14,153,746
Stock options	—	700,000	—	700,000
Warrants	—	—	—	—
Convertible note	—	6,769,912	—	6,769,912

Weighted average fully diluted shares outstanding	15,055,035	21,751,408	14,931,406	21,623,658

Net earnings (loss) per common share –
Basic	$(0.08)	$0.15	$(0.05)	$0.51

Diluted	$(0.08)	$0.10	$(0.05)	$0.33

For the three months ended September 30, 2006, options on 3,280,000 shares of common stock, warrants on 500,000 shares of common stock and 6,283,801 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the six months ended September 30, 2006, options on 2,621,120 shares of common stock, warrants on 500,000 shares of common stock and 6,283,801 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three and six months ended September 30, 2005, options on 1,255,000 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 15 - CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the three and six months ended September 30, 2006, DPS Nutrition Inc. accounted for 9.9% and 10.1%, respectively, in relation to total consolidated revenues. For the three and six months ended September 30, 2005 DPS Nutrition Inc. accounted for 10.4% and 10.7%, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At September 30, 2006 and 2005, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 16 - SUBSEQUENT EVENT

On October 4, 2006, the Company entered into an agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties (the “Amendment Agreement”). The Amendment Agreement (i) eliminated the obligation of the Company to register for resale the shares of common stock underlying the securities sold in September 2004, and (ii) removed Laurus’ right to waive 9.99% ownership limitations contained in their convertible debentures.

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by November 30, 2006, but there are no stated penalties for failure to meet such deadline.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement is not effective.

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

Results of Operations

Three And Six Months Ended September 30, 2006 Compared To Three And Six Months Ended September 30, 2005

Revenues

We generated revenues of $12,901,647 and $26,719,669, respectively, for the three and six months ended September 30, 2006, an increase of $1,478,177 or 12.9% and $2,225,168 or 9.1%, respectively, compared to $11,423,470 and $24,494,501, respectively, for the three and six months ended September 30, 2005. The increase was primarily attributable to organic growth resulting from expansion of our distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005 and the expansion of our in-house sales force. We expect organic growth of up to 15% in the future, based on expansion of marketing efforts through our in-house sales force.

Gross Profit

We achieved a gross profit of $2,467,976 and $5,174,025, respectively, for the three and six months ended September 30, 2006, an increase of $481,610 or 24.2% and $625,795 or 13.8%, respectively, compared to $1,986,366 and $4,548,230, respectively, for the three and six months ended September 30, 2005. Gross margin, as a percentage of revenues, was 19.1% and 19.4%, respectively, for the three and six months ended September 30, 2006 and 17.4% and 18.6%, respectively, for the three and six months ended September 30, 2005. We expect gross margins of 18% to 20% in the future.

Operating Expenses

We incurred operating expenses of $2,559,639 and $5,255,424, respectively, for the three and six months ended September 30, 2006, compared to $2,290,650 and $4,739,828, respectively, for the three and six months ended September 30, 2005.

For the three months ended September 30, 2006, these expenses include various selling, general and administrative expenses of $2,435,628, and amortization and depreciation expenses of $124,011, compared to $2,176,736 in various selling, general and administrative expenses, and amortization and depreciation expenses of $113,914 for the three months ended September 30, 2005. For the six months ended September 30, 2006, these expenses include various selling, general and administrative expenses of $5,009,482, and amortization and depreciation expenses of $245,942, compared to $4,513,985 in various selling, general and administrative expenses, and amortization and depreciation expenses of $225,843 for the six months ended September 30, 2005.

For the three months ended September 30, 2006 and 2005, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $65,939 and $65,939, respectively. For the six months ended September 30, 2006 and 2005, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $131,877 and $154,377, respectively.

Outbound transportation expenses, which are included in selling, general and administrative expenses, were $488,277 and $477,709, respectively, for the three months ended September 30, 2006 and 2005, and were $995,409 and $961,479, respectively, for the six months ended September 30, 2006 and 2005.

Operating expenses, excluding amortization and depreciation expenses decreased from 19.1% of revenues for the three months ended September 30, 2005, to 18.9% of revenues for the three months ended September 30, 2006. The decrease in operating expenses as a percentage of revenues was attributable to audit related accounting fees incurred in the first quarter this year versus the second quarter in the prior year, a decrease in advertising expenses, a decrease in deferred consulting fees and a decrease in contract labor, and was partially offset by the amortization of stock-based compensation costs, an increase in profit sharing plan expenses, an increase in commissions paid to brokers and outside sales representatives, an increase in compensation related expenses, an increase in credit card fees, an increase in insurance expenses, an increase in public relations expenses and an increase in tradeshow expenses.

Operating expenses, excluding amortization and depreciation expenses increased to 18.7% of revenues for the six months ended September 30, 2006, from 18.4% of revenues for the six months ended September 30, 2005. The increase in operating expenses as a percentage of revenues was attributable to the incurrence of loan audit fees, the amortization of stock-based compensation costs, an increase in compensation related expenses, an increase in credit card fees, an increase in outbound transportation costs, an increase in insurance expenses, an increase in legal fees, an increase in profit sharing plan expenses, an increase in public relations expenses and an increase in tradeshow expenses, and was partially offset by a decrease in advertising expenses, a decrease in audit related accounting fees, a decrease in the write off of bad debt, a decrease in amortization of deferred consulting fees, a decrease in commissions paid to brokers and outside sales representatives and a decrease travel expenses.

Operating Income (Loss)

Operating loss decreased by 69.9% or $212,621, to $91,663 for the three months ended September 30, 2006 from $304,284 for the three months ended September 30, 2005. As a percentage of revenues, operating loss was 0.7% and 2.7%, respectively, for the three months ended September 30, 2006 and 2005. For the six months ended September 30, 2006, operating loss decreased by 57.5% or $110,199, to $81,399, from $191,598 for the six months ended September 30, 2005. As a percentage of revenues, operating loss was 0.3% and 0.8%, respectively, for the six months ended September 30, 2006 and 2005.

Other Income (Expense)

Other income (expense) was $(1,028,396) and $(426,470), respectively, for the three and six months ended September 30, 2006, compared to $2,290,232 and $7,203,216, respectively, for the six months ended September 30, 2005. Below is a discussion of each of the various line items of other income (expense).

Derivative instrument income (expense), net, was $1,530 and $733,033, respectively, for the three and six months ended September 30, 2006, compared to $3,231,799 and $9,093,058, respectively, for the three and six months ended September 30, 2005. Derivative instrument interest expense was $827,938 and $1,573,743, respectively, for the three and six months ended September 30, 2006, compared to $827,938 and $1,655,876, respectively, for the three and six months ended September 30, 2005. The accounting for derivative financial instruments is very complex and has had a material non-cash effect on our net income (loss) for the three and six months ended September 30, 2006 and 2005. We expect the accounting for these derivative financial instruments to have a material non-cash effect on our net income (loss) in any given reporting period during the life of the derivative financial instruments. The effect on our future earnings (losses) cannot be predicted since various factors effect both the valuation and corresponding charges or credits to income at each reporting period, as further discussed below under “Derivative Instruments”.

Interest income was $6,683 and $12,801, respectively, for the three and six months ended September 30, 2006, compared to $7,715 and $12,330, respectively, for the three and six months ended September 30, 2005. The increase in interest income was due to interest received on notes receivable and higher cash amounts held in interest bearing accounts in banks.

For the three months ended September 30, 2006, other income and expenses, net, of $2,038, consisted primarily of proceeds from an insurance audit premium refund. For the six months ended September 30, 2006, other income and expenses, net, of $95,216, consisted primarily of proceeds from an insurance claim, proceeds from a disputed escrow balance, and income from negotiated allowances on prior years. For the three and six months ended September 30, 2005, other income and expenses, net, of $68,719 and $68,138, respectively, consisted primarily of negotiated allowances on prior years.

For the three and six months ended September 30, 2006, we realized a gain from the sale of marketable equity securities of zero and $572,096, respectively. Proceeds were used for payment of a portion of the principal balance on our revolving note payable.

For the three and six months ended September 30, 2006, we realized a gain from debt extinguishment of zero and $153,750, respectively, resulting from the cancellation of all common stock warrants issued to Laurus, associated with our September 2004 and March 2005 financings, in exchange for 150,000 shares of our common stock.

Interest expense was $210,709 and $420,398, respectively, for the three and six months ended September 30, 2006, compared to $190,063 and $311,939, respectively, for the three and six months ended September 30, 2005. Interest expense increased for the three and six months ended September 30, 2006, primarily as a result of interest rate increases. In addition, $38,335 and $67,992, respectively, of the interest expense for the three and six months ended September 30, 2006, and $17,486 and $17,486, respectively, of the interest expense for the three and six months ended September 30, 2005, relates to the non-cash amortization of debt discounts based on the Black-Scholes option pricing model, applied to the Postponement Agreement entered into in July 2005 and the Postponement and Amendment Agreement entered into in April 2006, in connection with the September 30, 2004 convertible term note.

Income Taxes

As of September 30, 2006 and 2005, we had an accrued income tax liability of zero and $5,009, respectively, income taxes payable of $18,743 and zero, respectively, and an estimated deferred income tax liability of $19,700 and $243,699, respectively, which primarily represents the potential future tax expense associated with unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The net operating losses may be carried forward for up to up to 20 years.

Net Income Per Share

We had a net loss of $1,135,447 or $0.08 per basic share and $0.08 per diluted share for the three months ended September 30, 2006, compared to net income of $2,111,587 or $0.15 per basic share and $0.10 per diluted share for the three months ended September 30, 2005. For the six months ended September 30, 2006, our net loss was $693,745 or $0.05 per basic share and $0.05 per diluted share, compared to net income of $7,179,156 or $0.51 per basic share and $0.33 per diluted share for the six months ended September 30, 2005.

Derivative Instruments

Derivative instrument income (expense), net, represents the net unrealized (non-cash) change, during the three and six months ended September 30, 2006 and 2005, in the fair value of our derivative financial instrument assets or liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Derivative instrument interest expense, with a corresponding increase in the face amount of the debts, for the three and six months ended September 30, 2006 and 2005, represents the (non-cash) accretion of debt discount as a result of the bifurcation of the embedded conversion features and related warrants. We calculated the accretion using the effective interest rate method over the term of the debts. Due to the effect of the payment streams associated with the debts, the straight-line amount of the accretion is substantially equivalent to the effective interest rate method and therefore is the resulting method we used for our calculations.

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

In connection with the September 30, 2004 convertible debt, we executed an interest rate index (“IRI”) whereby if the price of our common stock had increased by a specified amount, there would have been a reduction in the stated interest rate payable on that instrument. This initially created a derivative instrument asset. The IRI agreement provided for a potential reduction but not an increase in the stated interest rate. The fair value of the derivative instrument asset so created would increase if we projected a potential increase in the price of our common stock. This resulted in derivative instrument income for the year ended March 31, 2005. Since the price of our common stock decreased during the year ended March 31, 2006, the resulting fair value of the IRI was zero at March 31, 2006, September 30, 2006 and September 30, 2005, and this resulted in derivative instrument expense of $105,559 and $245,584, respectively, being recorded during the three and six months ended September 30, 2005. For a full discussion on Derivative Instruments, see Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended September 30, 2006 and 2005.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation for the three and six months ended September 30, 2006 and 2005. We also believe that our business is not seasonal; however, significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there was no material effect on our operations or our financial condition a result of general economic and industry conditions for the three and six months ended September 30, 2006 and 2005. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We finance our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, and the sale of equity and debt securities. We had a working capital deficit of $1,517,631 at September 30, 2006, compared to a working capital deficit of $688,507 at March 31, 2006.

Net cash provided by operating activities was $192,845 for the six months ended September 30, 2006, as compared to net cash used in operating activities of $614,302 for the six months ended September 30, 2005. The cash provided was primarily attributable to an increase in amounts due to/from affiliates, net, of $7,520, an decrease in other assets of $60,335, an increase in accounts payable of $558,041 based on increased purchases made on accounts, an increase in income taxes payable of $18,743, and an increase in deferred income taxes of $147,783 as a result of the sale of marketable equity securities and a decrease in available net operating loss carry forwards, partially offset by an increase in accounts receivable of $279,487 based on increases in credit sales, an increase in inventories of $84,519 due to increased restocking levels, an increase in prepaid expenses of $109,212 primarily due to the timing of insurance policy renewals, an increase in other current assets of $68,239 based on increases in allowances and refunds due from vendors, a decrease in other payables of $106,745 primarily based on a decrease in prepayments received from customers, a decrease in accrued expenses of $2,543 and a decrease in accrued income taxes of $5,819 based on payments made.

Net cash provided by investing activities was $386,333, representing proceeds from the sale of property of $14,500, proceeds from the sale of marketable equity securities of $572,096 and proceeds from repayments on notes receivable of $56,847, partially offset by purchases of property and equipment of $157,110, the purchase of a distributor agreement of $25,000 and the purchase of certificates of deposit of $75,000.

Net cash used in financing activities was $1,008,335, representing payments of long-term obligations of $464,529, the excess of payments versus advances received of $526,783 on our short-term revolving note and payments of short-term obligations of $17,023.

At September 30, 2006, we had $579,855 in cash and cash equivalents, as compared to $571,185 at September 30, 2005.

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

The convertible note has a three year term and accrues interest at a rate per annum equal to the prime rate published in The Wall Street Journal plus 2%, subject to a floor of 6%. The interest rate is subject to possible downward adjustments. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement). Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the note will be reduced accordingly. In connection with the September 12, 2005 stock issuance, the lender waived this provision. The conversion price of the note may be adjusted proportionately in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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

As of September 30, 2006 and 2005, the outstanding principal balance on the convertible note was $4,062,500 and $4,500,000, respectively. As of September 30, 2006 and 2005, 989,758 shares of our common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Initially, Laurus was not entitled to be issued shares of common stock in repayment of any portion of the convertible note if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of our issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to us of its revocation of such restriction. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event of default or we sought to redeem the outstanding balance of the convertible debentures.

The warrants were exercisable until five years from the date of the Securities Purchase Agreement at a purchase price equal to $1.04 per share (115% of the average closing price of our common stock for the 10 trading days immediately prior to the execution date). The warrants were exercisable on a cashless basis. In the event that the warrants were exercised on a cashless basis, then we would not receive any proceeds. In addition, the exercise price of the warrants would have been adjusted in the event we issued common stock at a price below market, with the exception of any securities issued as of the date of this warrant or issued in connection with the convertible notes issued pursuant to the Securities Purchase Agreement. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, we issued 97,059 restricted shares of our common stock to Laurus, in exchange for cancellation of the 1,375,000 warrants.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted proportionately in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or we take such other actions as would otherwise result in dilution. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus.

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus had contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of our common stock. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event there was an event of default or we sought to redeem the outstanding balance of the convertible deventures.

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

In connection with the Postponement and Amendment Agreement, we also executed restated promissory notes in favor of Laurus and an amended and restated registration rights agreement (the “Restated Registration Rights Agreement”). Pursuant to the Restated Registration Rights Agreement, we agreed to file a registration statement by June 30, 2006, covering the resale of the securities issued or issuable to Laurus. We were obligated to have such registration statement declared effective by September 30, 2006, but there were no stated penalties for failure to meet such deadline.

On July 3, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 10,221,275 shares of the Company’s common stock, including up to 2,194,690 shares of common stock underlying the March 2005 secured convertible notes, up to 7,326,585 shares of common stock underlying the September 2004 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement was subsequently withdrawn by the Company on October 4, 2006.

On October 4, 2006, the Company entered into an agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties (the “Amendment Agreement”). The Amendment Agreement (i) eliminated the obligation of the Company to register for resale the shares of common stock underlying the securities sold in September 2004, and (ii) removed Laurus’ right to waive 9.99% ownership limitations contained in their convertible debentures.

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by November 30, 2006, but there are no stated penalties for failure to meet such deadline.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. Such Registration Statement is not effective.

On May 24, 2006, we entered into an Amendment Agreement with Laurus, pursuant to which we modified earlier agreements among the parties. In connection with the March 29, 2005 financing, we received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted us to sell a sufficient number of shares of GeoPharma, pledged by us to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to Laurus to be held pursuant to the original pledge agreement. In June 2006, we sold 143,024 shares of GeoPharma at $4.00 per share. Proceeds from the sale were paid to Laurus in satisfaction of the overadvances. This resulted in our recognizing a gain on the sale of marketable equity securities of zero and $572,096, respectively, for the three and six months ended September 30, 2006.

On October 17, 2004 the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of September 30, 2006 was

$166,254, of which the current portion was $166,254 and the long-term portion was zero. The initial valuation of these options was $498,763, with $41,564 and $83,127, respectively, being expensed during the three and six months ended September 30, 2006 and 2005. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 223% and a risk free interest rate of 3.44%.

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

On May 3, 2005, we received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to us in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of September 30, 2006, the remaining principal balance on the note was $159,876.

On July 21, 2005, we entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of September 30, 2006, the principal balance on the lease was $18,214.

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

On May 15, 2006, we received a promissory note in conversion of accounts receivable from Better Nutrition, LLC in the principal amount of $170,403. The note shall be paid to us in twenty-four (24) semi-monthly installments of $7,366, including principal and interest at 7.75% per annum, commencing May 15, 2006. As of September 30, 2006, the remaining principal balance on the note was $149,328.

On June 7, 2006, we issued 166,405 restricted shares of our common stock to Dynamic Health Products, Inc. 401(k) Plan for our contribution to the employees 401(k) benefit plan.

On September 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $132,052. The principal together with interest at the rate of 7.732% per annum is payable in nine monthly installments commencing October 1, 2006 in the amount of $15,149. As of September 30, 2006, the principal balance on the note was $117,754.

On September 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $25,347. The principal together with interest at the rate of 9.861% per annum is payable in nine monthly installments commencing October 1, 2006 in the amount of $2,933. As of September 30, 2006, the principal balance on the note was $22,622.

On September 21, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $13,831. The principal together with interest at the rate of 10% per annum is payable in nine monthly installments commencing October 21, 2006 in the amount of $1,601. As of September 30, 2006, the principal balance on the note was $13,831.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

The following exhibits are filed with this report:

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004.(4)

10.1	Postponement and Amendment Agreement, dated as of April 28, 2006, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary.(5)

10.2	Amended and Restated Secured Convertible Term Note issued to Laurus Master Fund, Ltd., effective September 30, 2004.(5)

10.3	Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., effective March 29, 2005.(5)

10.4	Amended and Restated Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., effective March 29, 2005.(5)

10.5	Amended and Restated Registration Rights Agreement, restated as of April 28, 2006, by and between Laurus Master Fund, Ltd. and Dynamic Health Products, Inc.(5)

10.6	Amendment Agreement, dated as of May 24, 2006, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary.(6)

10.7	Amendment Agreement, dated as of October 4, 2006, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Dynamic Marketing I, Inc.(7)

10.8	Second Amended and Restated Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., effective as of October 4, 2006.(7)

10.9	Second Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., effective as of October 4, 2006.(7)

10.10	Second Amended and Restated Convertible Term Note issued to Laurus Master Fund, Ltd., effective as of October 4, 2006.(7)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 28, 2006, file number 0-23031, filed in Washington, D.C. on May 3, 2006.

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 24, 2006, file number 0-23031, filed in Washington, D.C. on May 31, 2006.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 4, 2006, file number 0-23031, filed in Washington, D.C. on October 5, 2006.

(b) Reports on Form 8-K.

During the three month period ending September 30, 2006, the Company filed two reports on Form 8-K.

Form 8-K/A dated November 21, 2005 with respect to non-reliance on previously issued financial statements.

Form 8-K dated August 24, 2006, with respect to the Company’s results of operations for the quarter ended June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: November 13, 2006	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: November 13, 2006	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer