Form 10KSB/A
period 2006-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2006-12-15
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-2

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

Net Income (Loss) Per Share

Net income (loss) per share increased 220.6%, or $10,281,455, to $5,903,910, or $0.75 per basic share and $0.42 per diluted share, for the year ended March 31, 2006, compared to net income (loss) of ($4,377,545), or ($0.34) per basic and diluted share for the year ended March 31, 2005.

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

DYNAMIC HEALTH PRODUCTS, INC.

Date: December 15, 2006	By:	/s/ Mandeep K. Taneja
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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2006	2005
		(Restated)

Revenues	$50,142,206	$16,079,528

Cost of goods sold	40,985,199	12,928,633

Gross profit	9,157,007	3,150,895

Operating expenses:
Selling, general and administrative expenses	9,226,697	4,079,092
Amortization expense	300,522	101,580
Depreciation expense	154,526	68,697

Total operating expenses	9,681,745	4,249,369

Operating loss before other income and expense	(524,738)	(1,098,474)

Other income (expense):
Interest income	23,912	5,357
Other income and expenses, net	(161,347)	93,600
Gain on distribution of investment	—	1,349,966
Gain (loss) on sale of property	(4,828)	654,241
Derivative instrument income (expense), net	10,314,794	(3,838,170)
Derivative instrument interest expense	(3,311,752)	(1,227,038)
Interest expense	(749,873)	(283,452)

Total other income (expense)	6,110,906	(3,245,496)

Income (loss) before income taxes	5,586,168	(4,343,970)

Income tax expense (benefit)	(317,742)	33,575

Net income (loss)	5,903,910	(4,377,545)

Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$5,903,910	$(4,377,545)

Basic income (loss) per share	$0.41	$(0.34)

Basic weighted average number of common shares outstanding	14,308,264	12,991,512

Diluted income (loss) per share	$0.08	$(0.34)

Diluted weighted average number of common shares outstanding	21,481,634	12,991,512

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share-based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, and, therefore, became effective for the Company beginning April 1, 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS 123. Currently, the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes option pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

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

	2006	2005
Net income (loss):
As reported	$5,903,910	$(4,377,545)

Pro forma	$5,416,677	$(4,589,996)

Net income (loss) per common share:
Basic income (loss) per share:
As reported	$0.41	$(0.34)

Pro forma	$0.38	$(0.35)

Diluted income (loss) per share:
As reported	$0.08	$(0.34)

Pro forma	$0.05	$(0.35)

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

NOTE 20 – EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share:

	2006	2005
Numerator:
Net income (loss)	$5,903,910	$(4,377,545)
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	5,903,910	(4,377,545)

Less derivative instrument income and interest expense, net, from convertible notes	4,246,950	—

Net income (loss) available to common shareholders after assumed conversion of dilutive securities	$1,656,960	$(4,377,545)

Denominator:
Weighted average shares outstanding	14,308,264	12,991,512
Effect of dilutive securities:
Convertible notes	6,769,912	—
Stock options	403,458	—

Weighted average fully diluted shares outstanding	21,481,634	12,991,512

Net earnings (loss) per common share –
Basic	$0.41	$(0.34)

Diluted	$0.08	$(0.34)

For the year ended March 31, 2006, options on 1,552,582 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive. For the year ended March 31, 2005, debt convertible on 2,834,752 shares of common stock, options on 1,155,822 shares of common stock and warrants on 1,042,671 shares of common stock were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive.

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