Form 10QSB/A
period 2006-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2006-12-15
CIK 949925

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

Net income (loss):
As reported	$5,067,569
Pro forma adjustment for compensation, net of tax	(121,727)

Pro forma	$4,945,842

Basic income (loss) per share:
As reported	$0.36

Pro forma	$0.35

Diluted income (loss) per share:
As reported	$0.06

Pro forma	$0.06

The following summarizes information about the aggregate stock option activity for the three months ended June 30, 2006:

	Weighted Average Number of Shares	Exercise Price
Outstanding, April 1, 2006	1,960,000	$.82
Granted	—	—
Exercised	—	—
Expired and forfeited	(5,000)	—

Outstanding, June 30, 2006	1,955,000	$.82

Options vested, June 30, 2006	1,186,663	$.58

As of June 30, 2006, there were 1,955,000 options outstanding. Options outstanding and exercisable under the plan as of June 30, 2006 were:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
$ 0.16250 - $0.17875	700,000	$0.169	4.33	700,000	$0.169
$ 1.00000 - $1.55000	1,255,000	$1.19	6.13	486,663	$1.17

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

NOTE 14 - EARNINGS PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings per common share:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
	(Unaudited)	(Unaudited)
Numerator:
Net income	$411,702	$5,067,569
Less preferred stock dividends	—	—

Net income available to common shareholders	411,702	5,067,569
Less derivative instrument income and interest expense, net, from convertible notes	—	3,706,883

Net income available to common shareholders after assumed conversion of dilutive securities	$411,702	$1,360,886

Denominator:
Weighted average shares outstanding	14,806,418	14,024,592
Stock options	700,000	700,000
Convertible notes	—	7,394,912

Weighted average fully diluted shares outstanding	15,506,418	22,119,504

Net earnings per common share –
Basic	$0.03	$0.36

Diluted	$0.03	$0.06

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

Dynamic Health Products, Inc.

Date: December 15, 2006	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive
Officer and President

Date: December 15, 2006	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer