Form 10QSB/A
period 2006-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2006-12-15
CIK 949925

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

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$579,855	$1,009,012
Certificates of deposit	75,000	—
Marketable equity securities, net	764,477	1,637,763
Accounts receivable, net	2,595,038	2,485,954
Inventories, net	4,563,489	4,478,970
Prepaid expenses	548,886	223,515
Deferred consulting fees	166,254	215,004
Other current assets	226,202	163,766
Due from affiliates	2,853	2,500
Notes receivable	315,007	165,708
Note receivable from affiliate	45,484	44,082

Total current assets	9,882,545	10,426,274

Property, plant and equipment, net	795,734	743,846

Note receivable	—	29,940
Goodwill	4,145,130	4,145,130
Intangible assets, net	619,772	749,217
Deferred consulting fees	—	83,127
Other assets	17,182	77,517

Total assets	$15,460,363	$16,255,051

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Revolving note payable, net	$1,521,592	$1,609,240
Current portion of long-term obligations	2,783,503	2,093,540
Accounts payable	5,648,726	5,090,685
Other payables	304,785	411,530
Income taxes payable	18,743	—
Accrued expenses	341,201	343,744
Accrued income taxes	—	5,819
Obligations to affiliates	35,826	26,551
Note payable	154,207	10,296
Derivative financial instruments	591,593	1,523,376

Total current liabilities	11,400,176	11,114,781

Long-term obligations, less current portion	37,803	61,899
Deferred income taxes	19,700	186,300

Total liabilities	11,457,679	11,362,980

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 15,055,035 and 14,463,630 shares issued and outstanding	150,550	144,636
Additional paid-in capital	4,361,395	4,004,048
Retained earnings (deficit)	(966,099)	(272,354)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	456,838	1,015,741

Total shareholders’ equity	4,002,684	4,892,071

Total liabilities and shareholders’ equity	$15,460,363	$16,255,051

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues	$12,901,647	$11,423,470	$26,719,669	$24,494,501

Cost of goods sold	10,433,671	9,437,104	21,545,644	19,946,271

Gross profit	2,467,976	1,986,366	5,174,025	4,548,230

Operating expenses:
Selling, general and administrative expenses	2,435,628	2,176,736	5,009,482	4,513,985
Amortization expense	77,224	75,125	154,445	150,242
Depreciation expense	46,787	38,789	91,497	75,601

Total operating expenses	2,559,639	2,290,650	5,255,424	4,739,828

Operating income (loss) before other income and expense	(91,663)	(304,284)	(81,399)	(191,598)

Other income (expense):
Interest income	6,683	7,715	12,801	12,330
Other income and expenses, net	2,038	68,719	95,216	68,138
Gain (loss) on sale of property	—	—	775	(2,495)
Gain on sale of marketable equity securities	—	—	572,096	—
Gain from debt extinguishment	—	—	153,750	—
Derivative instrument income (expense), net	1,530	3,231,799	733,033	9,093,058
Derivative instrument interest expense	(827,938)	(827,938)	(1,573,743)	(1,655,876)
Interest expense	(210,709)	(190,063)	(420,398)	(311,939)

Total other income (expense)	(1,028,396)	2,290,232	(426,470)	7,203,216

Income (loss) before income taxes	(1,120,059)	1,985,948	(507,869)	7,011,618

Income tax expense (benefit)	15,388	(125,639)	185,876	(167,538)

Net income (loss)	(1,135,447)	2,111,587	(693,745)	7,179,156

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(1,135,447)	$2,111,587	$(693,745)	$7,179,156

Basic income (loss) per share	$(0.08)	$0.15	$(0.05)	$0.51

Basic weighted average number of common shares outstanding	15,055,035	14,281,496	14,931,406	14,153,746

Diluted income (loss) per share	$(0.08)	$0.02	$(0.05)	$0.09

Diluted weighted average number of common shares outstanding	15,055,035	21,751,408	14,931,406	21,623,658

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated Other Comprehensive Income	Total Shareholders’ Equity
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities

	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2006 (Audited)	—	$—	—	$—	14,463,630	$144,636	$4,004,048	$(272,354)	$1,015,741	$4,892,071
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(693,745)		(693,745)
Unrealized gains (losses) on marketable equity securities (net of tax of $314,383)	—	—	—	—	—	—	—	—	(558,903)	(558,903)

Comprehensive income (loss)										(1,252,648)
Share-based compensation	—	—	—	—	—	—	190,832	—		190,832
Issuance of 150,000 shares of common stock in exchange for cancellation of common stock warrants	—	—	—	—	150,000	1,500	43,500	—		45,000
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	79,750	—		82,500
Issuance of 166,405 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	166,405	1,664	43,265	—		44,929

Balances at September 30, 2006 (Unaudited)	—	$—	—	$—	15,055,035	$150,550	$4,361,395	$(966,099)	$456,838	$4,002,684

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

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net income (loss):
As reported	$2,111,587	$7,179,156
Pro forma adjustment for compensation, net of tax	(121,727)	(243,454)

Pro forma	$1,989,860	$6,935,702

Basic income (loss) per share:
As reported	$0.15	$0.51

Pro forma	$0.14	$0.49

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Diluted income (loss) per share:
As reported	$0.02	$0.09

Pro forma	$0.01	$0.08

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

The fair value of each option granted during the six months ended September 30, 2006 was estimated on the grant date using the Black-Scholes option pricing model, as indicated above, with the following weighted average assumptions:

Risk-free interest rate	3.56% - 5.07%
Dividend yield	—
Volatility	114.74%
Average expected term	7 years

The following summarizes information about the aggregate stock option activity for the six months ended September 30, 2006:

	Weighted Average Number of Shares	Exercise Price
Outstanding, April 1, 2006	1,960,000	$.82
Granted	1,650,000	.40
Exercised	—	—
Expired and forfeited	(5,000)	—

Outstanding, September 30, 2006	3,605,000	$.63

Options vested, September 30, 2006	1,186,663	$.58

Weighted average fair value of options granted during the six months ended September 30, 2006		$.33

As of September 30, 2006, there were 3,605,000 options outstanding. Options outstanding and exercisable under the plan as of September 30, 2006 were:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
$ 0.16250 - $0.17875	700,000	$0.169	4.08	700,000	$0.169
$ 1.00000 - $1.55000	1,255,000	$1.19	5.88	486,663	$1.17
$ 0.37 - $0.44	1,650,000	$0.40	6.85	—	$0.00

During the six months ended September 30, 2005, no stock options were granted.

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

NOTE 14 - EARNINGS PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings (loss) per common share:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Six Months Ended September 30, 2006	Six Months Ended September 30, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(1,135,447)	$2,111,587	$(693,745)	$7,179,156
Less preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	(1,135,447)	2,111,587	(693,745)	7,179,156

Less derivative instrument income and interest expense, net, from convertible notes	—	1,578,931	—	5,303,205

Net income (loss) available to common shareholders after assumed conversion of dilutive securities	$(1,135,447)	$532,656	$(693,745)	$1,875,951

Denominator:
Weighted average basic shares outstanding	15,055,035	14,281,496	14,931,406	14,153,746
Stock options	—	700,000	—	700,000
Warrants	—	—	—	—
Convertible note	—	6,769,912	—	6,769,912

Weighted average fully diluted shares outstanding	15,055,035	21,751,408	14,931,406	21,623,658

Net earnings (loss) per common share –
Basic	$(0.08)	$0.15	$(0.05)	$0.51

Diluted	$(0.08)	$0.02	$(0.05)	$0.09

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

Net Income Per Share

We had a net loss of $1,135,447 or $0.08 per basic share and $0.08 per diluted share for the three months ended September 30, 2006, compared to net income of $2,111,587 or $0.15 per basic share and $0.02 per diluted share for the three months ended September 30, 2005. For the six months ended September 30, 2006, our net loss was $693,745 or $0.05 per basic share and $0.05 per diluted share, compared to net income of $7,179,156 or $0.51 per basic share and $0.09 per diluted share for the six months ended September 30, 2005.

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