Form 10QSB
period 2006-12-31
DYNAMIC HEALTH PRODUCTS INC
filed 2007-02-13
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of February 13, 2007 was 15,055,035.

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$605,906	$1,009,012
Certificates of deposit	151,505	—
Marketable equity securities, net	862,351	1,637,763
Accounts receivable, net	2,232,319	2,485,954
Inventories, net	4,562,402	4,478,970
Prepaid expenses	449,811	223,515
Deferred consulting fees	124,691	215,004
Other current assets	201,641	163,766
Due from affiliates	1,160	2,500
Notes receivable, net	246,165	165,708
Note receivable from affiliate	46,189	44,082

Total current assets	9,484,140	10,426,274

Property, plant and equipment, net	760,905	743,846

Note receivable	—	29,940
Goodwill	4,145,130	4,145,130
Intangible assets, net	542,550	749,217
Deferred consulting fees	—	83,127
Other assets	21,832	77,517

Total assets	$14,954,557	$16,255,051

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Revolving note payable, net	$1,678,059	$1,609,240
Current portion of long-term obligations	3,283,977	2,093,540
Accounts payable	5,427,738	5,090,685
Other payables	645,164	411,530
Accrued expenses	238,840	343,744
Accrued income taxes	—	5,819
Obligations to affiliates	26,688	26,551
Note payable	121,054	10,296
Derivative financial instruments	230,688	1,523,376

Total current liabilities	11,652,208	11,114,781

Long-term obligations, less current portion	29,881	61,899
Deferred income taxes	39,554	186,300

Total liabilities	11,721,643	11,362,980

Commitments and contingencies

Shareholders' equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 15,055,035 and 14,463,630 shares issued and outstanding	150,550	144,636
Additional paid-in capital	4,467,866	4,004,048
Retained earnings (deficit)	(1,904,980)	(272,354)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	519,478	1,015,741

Total shareholders' equity	3,232,914	4,892,071

Total liabilities and shareholders' equity	$14,954,557	$16,255,051

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues	$13,400,640	$11,367,033	$40,120,308	$35,861,533

Cost of goods sold	10,989,379	9,212,712	32,535,023	29,158,972

Gross profit	2,411,261	2,154,321	7,585,285	6,702,561

Operating expenses:
Selling, general and administrative expenses	2,583,527	2,256,282	7,593,010	6,770,278
Amortization expense	77,222	75,140	231,667	225,382
Depreciation expense	49,319	39,572	140,817	115,173

Total operating expenses	2,710,068	2,370,994	7,965,494	7,110,833

Operating income (loss) before other income and expense	(298,807)	(216,673)	(380,209)	(408,272)

Other income (expense):
Interest income	5,473	6,204	18,275	18,534
Other income and expenses, net	(1,479)	(212,174)	93,740	(144,036)
Gain (loss) on sale of property	(371)	(2,333)	404	(4,828)
Gain on sale of marketable equity securities	—	—	572,096	—
Gain from debt extinguishment	—	—	153,750	—
Derivative instrument income (expense), net	360,905	518,106	1,093,938	9,611,164
Derivative instrument interest expense	(827,938)	(827,938)	(2,401,681)	(2,483,814)
Interest expense	(207,647)	(237,618)	(628,046)	(549,556)

Total other income (expense)	(671,057)	(755,753)	(1,097,524)	6,447,464

Income (loss) before income taxes	(969,864)	(972,426)	(1,477,733)	6,039,192

Income tax expense (benefit)	(30,983)	(53,453)	154,893	(220,991)

Net income (loss)	(938,881)	(918,973)	(1,632,626)	6,260,183

Preferred stock dividends	—	—	—	—

Net income (loss) available to common shareholders	$(938,881)	$(918,973)	$(1,632,626)	$6,260,183

Basic income (loss) per share	$(0.06)	$(0.06)	$(0.11)	$0.44

Basic weighted average number of common shares outstanding	15,055,035	14,463,630	14,972,765	14,257,416

Diluted income (loss) per share	$(0.06)	$(0.06)	$(0.11)	$0.07

Diluted weighted average number of common shares outstanding	15,055,035	14,463,630	14,972,765	21,727,328

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

									Accumulated Other Comprehensive Income
	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders' Equity
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2006 (Audited)	—	$—	—	$—	14,463,630	$144,636	$4,004,048	$(272,354)	$1,015,741	$4,892,071
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(1,632,626)		(1,632,626)
Unrealized gains (losses) on marketable equity securities (net of tax of $279,148)	—	—	—	—	—	—	—	—	(496,263)	(496,263)

Comprehensive income (loss)										(2,128,889)
Share-based compensation	—	—	—	—	—	—	297,303	—		297,303
Issuance of 150,000 shares of common stock in exchange for cancellation of common stock warrants	—	—	—	—	150,000	1,500	43,500	—		45,000
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	79,750	—		82,500
Issuance of 166,405 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	166,405	1,664	43,265	—		44,929

Balances at December 31, 2006 (Unaudited)	—	$—	—	$—	15,055,035	$150,550	$4,467,866	$(1,904,980)	$519,478	$3,232,914

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended December 31,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(1,632,626)	$6,260,183
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	372,484	340,555
Amortization of deferred consulting fees	173,440	242,816
Amortization of debt discount to interest expense	104,328	39,226
Share-based compensation expense	297,303	—
Derivative instrument (income) expense, net	(1,093,938)	(9,611,164)
Derivative instrument interest expense	2,401,681	2,483,814
(Gain) loss on sale property	(404)	4,828
Gain on sale of marketable equity securities	(572,096)	—
Gain from debt extinguishment	(153,750)	—
Changes in operating assets and liabilities:
Accounts receivable	83,232	371,016
Inventories	(83,432)	294,210
Due to/from affiliates, net	(630)	(27,352)
Prepaid expenses	21,999	152,921
Other current assets	21,205	95,965
Other assets	55,685	(5,224)
Accounts payable	337,053	(1,213,052)
Other payables	233,634	109,471
Accrued expenses	(104,904)	(212,643)
Accrued income taxes	(5,819)	—
Deferred income taxes	132,403	(224,215)

Net cash provided by (used in) operating activities	586,848	(898,645)

Cash flows from investing activities:
Purchases of property and equipment	(175,972)	(100,510)
Proceeds from sale of property	18,500	2,000
Proceeds from sale of marketable equity securities	572,096	—
Repayments of note receivable	60,806	92,453
Purchase of distributor agreement	(25,000)	—
Purchase of certificates of deposit	(151,505)	—
Adjustment to purchase price of Dynamic Marketing, Inc.	—	(17,369)
Adjustment to purchase price of customer list	—	(7,306)
Purchase of trademark	—	(435)

Net cash provided by (used in) investing activities	298,925	(31,167)

Cash flows from financing activities:
Payments of long-term obligations	(621,833)	(585,655)
Proceeds from issuance of short-term obligations	6,666,000	8,053,419
Payments of short-term obligations	(7,333,046)	(8,174,039)
Proceeds from issuance of common stock	—	75,000

Net cash used in financing activities	(1,288,879)	(631,275)

Net increase (decrease) in cash	(403,106)	(1,561,087)

Cash at beginning of period	1,009,012	1,870,561

Cash at end of period	$605,906	$309,474

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)—Continued

	Nine Months Ended December 31,
	2006	2005
		(Restated)
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$528,797	$437,518

Cash paid during the period for income taxes	$75,115	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$170,403	$330,993

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for cancellation of common stock warrants	$45,000	$—

Issuance of common stock for postponement agreement	$82,500	$189,750

Issuance of common stock for employer contribution to profit sharing plan	$44,929	$—

Issuance of long-term obligations for purchase of equipment	$—	$22,979

Issuance of short-term obligations for prepaid expenses	$203,366	$41,917

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED

DECEMBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2006.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the three and nine months ended December 31, 2005 to conform to the presentation as of and for the three and nine months ended December 31, 2006.

Restatements

Financial Derivatives

The Company corrected its accounting for derivative financial instruments to conform to the requirements of Statements of Financial Accounting Standards No. 133, as amended, and Emerging Issues Task Force No. 00-19. The Company previously accounted for these instruments under EITF 00-27 and EITF 98-5. Embedded conversion features that meet the definition of derivative financial instruments have, where applicable, been bifurcated from host instruments and, in all instances derivative financial instruments have been recorded as assets or liabilities and are carried at fair value. Net fair value adjustments included in earnings (loss) related to these instruments amounted to $(467,033) and $(1,307,743), respectively, for the three and nine months ended December 31, 2006. The effect of the restatement on the earnings (loss) reported on the Company’s comparative statement of operations for the three and nine months ended December 31, 2005 was $17,707 and $66,419, respectively. Earnings (loss) per share was impacted by zero for the three and nine months ended December 31, 2005.

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

Aggregate Purchase Price Allocations

The Company corrected its accounting for the aggregate purchase price allocations, in connection with the October 1, 2004 acquisition of Bob O’Leary Health Food Distributor Co., Inc. and the March 31, 2005 acquisition of Dynamic Marketing, Inc., whereby intangible assets, specifically customer lists amounting to $285,000 and $165,000, respectively, that were not previously identified, were valued separately and apart from goodwill. The effect of the restatement on the comparative statement of operations for the three and nine months ended December 31, 2005 was $30,515 and $91,546, respectively, and earnings per share was impacted by zero.

Diluted Earnings Per Share

The Company corrected its calculations of diluted earnings per share and the diluted weighted average number of common shares outstanding for the nine months ended December 31, 2005, to take into effect the as if converted method and the treasury stock method. The effect of the restatement of diluted earnings per share on the Company’s comparative statement of operations for the nine months ended December 31, 2005 was $(0.17).

NOTE 2 – PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2006 and 2005 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc., Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc. and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc., Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 3 – RELATED PARTY TRANSACTIONS

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

As of December 31, 2006 and 2005, the Company’s investment in GeoPharma, Inc. (“GeoPharma”), consisting of 204,914 and 347,938 shares of its common stock, respectively, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma. For the three and nine months ended December 31, 2006, purchases of products from subsidiaries of GeoPharma were $20,867 and $81,788, respectively, and sales to subsidiaries of GeoPharma were $5 and $65, respectively. For the three and nine months ended December 31, 2005, purchases of products from subsidiaries of GeoPharma were $50,170 and $158,436, respectively, and sales to subsidiaries of GeoPharma were $60 and $31,025, respectively. As of December 31, 2006 and 2005, $26,688 and $52,311, respectively, was due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of December 31, 2006 and 2005, $835 and $1,566, respectively, was due from GeoPharma and are included in due from affiliates.

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

At December 31, 2006 and 2005, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2006	2005
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	831,951	1,355,467
Less gross unrealized loss	(20,267)	—

Fair value	$862,351	$1,406,134

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three and nine months ended December 31, 2006 and 2005, the Company had no realized losses. The change in marketable equity securities included in earnings for the three and nine months ended December 31, 2006 was zero and $572,096, respectively, of which zero and $572,096, respectively, of unrealized holding gains were reclassified from accumulated other comprehensive income into earnings. For the three and nine months ended December 31, 2005, the Company had no realized gains.

NOTE 5 – INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

The Company owns 30%, or 300,000 shares of common stock of Tribeca Beverage Company (“Tribeca”), an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss on the investment. Tribeca discontinued its operations as of December 31, 2006.

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

As of December 31, 2006 and 2005, the outstanding principal balance on the notes was $2,177,126 and $2,920,314, respectively.

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could declare the obligations in default and seek immediate repayment, but it has given no indication of doing so. If immediate repayment was required, we would not have sufficient funds and Laurus could take legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes,

275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, the Company filed Amendment #1 to this Registration Statement on Form SB-2. Such Registration Statement is not effective.

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

Revolving note payable consists of the following at December 31, 2006 and 2005:

	2006	2005
Principal balance of revolving note payable collateralized by all assets, interest payable at prime (8.25% at December 31, 2006 and 7.25% at December 31, 2005) plus 2% through March 29, 2008.	$2,177,126	$2,920,314
Less face value of convertible portion of revolving note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $1.13 per share. Proceeds from the convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(2,000,000)	(2,000,000)
Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	1,500,933	643,257

Total	$1,678,059	$1,563,571

(a)	See Note 8 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible minimum borrowing note.

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

As of December 31, 2006 and 2005, the outstanding principal balance on the convertible note was $3,912,500 and $4,500,000, respectively. As of December 31, 2006 and 2005, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could declare the obligations in default and seek immediate repayment, but it has given no indication of doing so. If immediate repayment was required, we would not have sufficient funds and Laurus could take legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, the Company filed Amendment #1 to this Registration Statement on Form SB-2. Such Registration Statement is not effective.

Long-term obligations consist of the following at December 31, 2006 and 2005:

	2006	2005
Convertible note payable collateralized by all assets, due in monthly principal payments (see above), plus interest at prime (8.25% at December 31, 2006 and 7.25% at December 31, 2005) plus 2%, through September 2007.	$3,912,500	$4,500,000

Less face value of convertible note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $0.90 per share. Proceeds from the convertible debenture were allocated first to the warrants and to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(6,000,000)	(6,000,000)

Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	5,439,538	3,067,595

Less discount recorded for July 19, 2005 postponement agreement.	(189,750)	(189,750)

Less discount recorded for April 28, 2006 postponement agreement.	(82,500)	—

Plus amortization of discount as interest expense, related to postponement agreements.	164,821	39,226

Note payable collateralized by certain equipment, due in monthly payments of approximately $1,662, including interest at 10%, through December 2007.	18,908	36,022

Note payable collateralized by a vehicle, due in monthly payments of $412, including interest at 4.02%, through January 2009.	—	13,954

Note payable collateralized by a vehicle, due in monthly payments of $666, including interest at 1.9%, through February 2010.	24,493	31,939

Capitalized lease obligation for certain equipment, due in monthly payments of $499, including interest at 11.33%, through July 2010.	17,225	21,020
Other	8,623	8,623

	3,313,858	1,528,629
Less current maturities	3,283,977	1,458,137

Total	$29,881	$70,492

(a)	See Note 8 for information on the derivative instrument assets or liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible note.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the September 2004 and the March 2005 convertible debentures, (b) the Warrants issued in connection with the September 2004 and March 2005 convertible debts and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 6,455,928 and 7,219,422 shares, respectively, at December 31, 2006 and 2005, and are carried at fair value.

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

In valuing the embedded conversion feature components of the bifurcated embedded derivative instruments and the detachable warrants, at the time they were issued and at December 31, 2006 and 2005, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero and the remaining period or maturity date of the convertible debt instruments. Even though the warrants issued in September 2004 expire in five years and the warrants issued March 2005 expire in seven years, we assumed they would be exercised in three years, the life of the convertible debt instruments, based on normal practices by the lender. All convertible instruments and warrants can be exercised by the holder at any time.

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

The effective interest rate used to amortize the debt discount on the September 2004 6.75% convertible debenture and the March 2005 7.75% convertible debenture, amounted to

300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $613,519 and $214,419, respectively, for the three months ended December 31, 2006 and $1,758,424 and $643,257, respectively, for the nine months ended December 31, 2006. Amortization of the discounts amounted to $613,519 and $214,419, respectively, for the three months ended December 31, 2005 and $1,840,557 and $643,257, respectively, for the nine months ended December 31, 2005.

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

Since the IRI is directly affected by the price of the Company’s common stock and has a value dependent on the price of the stock, it was determined to be a derivative asset. The fair value of the asset was determined using the present value of the projected cash flow benefit of the potential reduction in the interest rate over the term of the loan. The initial fair value of the present value of discounted future cash flows from the projected reduction in the interest on the September 2004 convertible debt was $335,126. Since the price of the Company’s stock has decreased, the fair value of the IRI decreased to zero, as of December 31, 2006 and 2005. Upon the future filing of a registration statement for both financings and when such registration statement is declared effective, the IRI for each instrument will be calculated based upon the discounted present value of the projected reduction in stated interest on the convertible debts.

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

At December 31, 2006 and 2005, the following derivative asset and liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Derivative Financial Asset

Issue Date	Expiration Date	Instrument		Exercise Price Per Share	Value At Issue Date	Value At December 31, 2006	Value At December 31, 2005
9/30/2004	9/30/2007	Laurus $	6,000,000 term note	$0.90	$335,126	$—	$—

Fair value of freestanding interest rate index derivative instrument asset						$—	$—

Derivative Financial Liabilities

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At December 31, 2006	Value At December 31, 2005
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$—	$302,500
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$—	$180,000

Fair value of freestanding derivative instrument liabilities for warrants					$—	$482,500

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At December 31, 2006	Value At December 31, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$130,418	$1,200,001
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$2,530,973	$88,497	$442,479

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$218,915	$1,642,480

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At December 31, 2006	Value At December 31, 2005
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$748,187	$6,067	$65,766
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$273,968	$5,706	$36,260

Fair value of interest portion of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$11,773	$102,026

Total derivative financial instrument liabilities					$230,688	$2,227,006

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

NOTE 10 – STOCK WARRANTS

At December 31, 2006 and 2005, the Company had outstanding warrants to purchase 500,000 and 2,625,000 shares of the Company’s common stock, respectively.

In June 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 3-year life warrants to purchase common stock, for consulting services. The exercise prices range from $1.50 to $2.50 per share on the 300,000 warrants and they become exercisable in June 2005 and expire in June 2007.

On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008.

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of December 31, 2006 and 2005 was zero and $73,125, respectively. The initial valuation of these warrants was $465,000. For the three and nine months ended December 31, 2006, the Company included consulting expense in the amount of zero and $48,750, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants. For the three and nine months ended December 31, 2005, the Company included consulting expense in the amount of $24,375 and $118,125, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants.

In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. For the 1,375,000 warrants, the exercise price was $1.04 per share, subject to certain adjustments pursuant to the September 30, 2004 Securities Purchase Agreement with Laurus, and they were to expire in September 2009. On March 29, 2005, pursuant to a Security Agreement, the Company issued 750,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note. For the 750,000 warrants, the exercise price was $1.37 per share, subject to certain adjustments pursuant to the March 29, 2005 Security Agreement with Laurus, and they were to expire in March 2012. On April 28, 2006, pursuant to an Amendment and Postponement Agreement with Laurus, the 2,125,000 warrants to purchase common stock were cancelled in exchange for 150,000 restricted shares of the Company’s common stock. For the three and nine months ended December 31, 2006, the Company included a gain from debt extinguishment of zero and $153,750, respectively, for the cancellation of these warrants. The Company had been accounting for these warrants as derivative financial instruments from their dates of issuance until April 28, 2006, their date of cancellation (See Note 8).

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

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of April 1, 2006. Our unaudited condensed consolidated financial statements as of and for the three and nine months ended December 31, 2006 reflect the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the unaudited condensed consolidated statement of operations during the three and nine months ended December 31, 2006 included compensation expense for the share-based payment awards granted prior to March 31, 2006 and thereafter, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $106,471 and $297,303, respectively, of share-based compensation was charged against income for the three and nine months ended December 31, 2006. For the three and nine months ended December 31, 2005, the following table illustrates the effect on net income and earnings per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income (loss):
As reported	$(918,973)	$6,260,183
Pro forma adjustment for compensation, net of tax	(121,798)	(365,252)

Pro forma	$(1,040,771)	$5,894,931

Basic income (loss) per share:
As reported	$(0.06)	$0.44

Pro forma	$(0.07)	$0.41

	Nine Months Ended December 31, 2005	Three Months Ended December 31, 2005
Diluted income (loss) per share:
As reported	$(0.06)	$0.07

Pro forma	$(0.07)	$0.06

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

The fair value of each option granted during the nine months ended December 31, 2006 was estimated on the grant date using the Black-Scholes option pricing model, as indicated above, with the following weighted average assumptions:

Risk-free interest rate	3.56% - 5.07%
Dividend yield	—
Volatility	114.74%
Average expected term	7 years

The following summarizes information about the aggregate stock option activity for the nine months ended December 31, 2006:

	Weighted Average Number of Shares	Exercise Price
Outstanding, April 1, 2006	1,960,000	$.82
Granted	1,650,000	.40
Exercised	—	—
Expired and forfeited	(105,000)	—

Outstanding, December 31, 2006	3,505,000	$.64

Options vested, December 31, 2006	1,353,330	$.65

Weighted average fair value of options granted during the nine months ended December 31, 2006		$.33

As of December 31, 2006, there were 3,505,000 options outstanding. Options outstanding and exercisable under the plan as of December 31, 2006 were:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contracted Life (yrs)	Number of Options	Weighted Average Exercise Price
$ 0.16250 - $0.17875	700,000	$0.169	3.83	700,000	$0.169
$ 1.00000 - $1.55000	1,255,000	$1.19	5.63	653,330	$1.16
$ 0.37 - $0.44	1,550,000	$0.40	6.60	—	$0.00

On December 1, 2005 the Company granted options to purchase 2,500 shares of the Company’s common stock to an employee, in accordance with the Company’s 1999 Stock Option Plan. The exercise price of the options is $0.39 (100% of the fair value of the Company’s common stock on November 30, 2005). The options vest on December 1, 2006. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 110.35% and a risk free interest rate of 4.47%.

The weighted average fair value of the 2,500 options granted during the nine months ended December 31, 2005 was $0.40. The fair value of the options granted during the nine months ended December 31, 2005 was estimated on the grant date using the Black-Scholes option pricing model, as indicated above, with the following weighted average assumptions:

Risk-free interest rate	4.47%
Dividend yield	—
Volatility	110.35%
Average expected term	7 years

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could declare the obligations in default and seek immediate repayment, but it has given no indication of doing so. If immediate repayment was required, we would not have sufficient funds and Laurus could take legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, the Company filed Amendment #1 to this Registration Statement on Form SB-2. Such Registration Statement is not effective.

NOTE 13 – INCOME TAXES

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

As of December 31, 2006 and 2005, the Company had a current income tax liability of zero, an accrued income tax liability of zero and $5,009, respectively, and a net deferred income tax liability $39,554 and $200,475, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The Company has net operating losses that expire through March 31, 2026.

NOTE 14 – EARNINGS PER SHARE

The following sets forth the unaudited computation of basic and diluted net earnings (loss) per common share:

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2006	NineMonths Ended December 31, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Numerator:
Net income (loss)	$(938,881)	$(918,973)	$(1,632,626)	$6,260,183
Less preferred stock Dividends	—	—	—	—

Net income (loss) available to common shareholders	(938,881)	(918,973)	(1,632,626)	6,260,183

Less derivative instrument income and interest expense, net, from convertible notes	—	—	—	4,694,415

Net income (loss) available to common shareholders after assumed conversion of dilutive securities	$(938,881)	$(918,973)	$(1,632,626)	$1,565,768

Denominator:
Weighted average basic shares outstanding	15,055,035	14,463,630	14,972,765	14,257,416
Stock options	—	—	—	700,000
Warrants	—	—	—	—
Convertible note	—	—	—	6,769,912

Weighted average fully diluted shares outstanding	15,055,035	14,463,630	14,972,765	21,727,328

Net earnings (loss) per common share –
Basic	$(0.06)	$(0.06)	$(0.11)	$0.44

Diluted	$(0.06)	$(0.06)	$(0.11)	$0.07

For the three months ended December 31, 2006, options on 3,505,000 shares of common stock, warrants on 500,000 shares of common stock and 6,117,135 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the nine months ended December 31, 2006, options on 2,889,182 shares of common stock, warrants on 500,000 shares of common stock and 6,117,135 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended December 31, 2005, options on 1,955,842 shares of common stock, warrants on 2,625,000 shares of common stock and 6,769,912 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the nine months ended December 31, 2005, options on 1,255,282 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the three and nine months ended December 31, 2006, DPS Nutrition Inc. accounted for 9.9% and 10.0%, respectively, in relation to total consolidated revenues. For the three and nine months ended December 31, 2005 DPS Nutrition Inc. accounted for 12.2% and 11.0%, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At December 31, 2006 and 2005, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

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

Results of Operations

Three And Nine Months Ended December 31, 2006 Compared To Three And Nine Months Ended December 31, 2005

Revenues

We generated revenues of $13,400,640 and $40,120,308, respectively, for the three and nine months ended December 31, 2006, an increase of $2,033,607 or 17.9% and $4,258,775 or 11.9%, respectively, compared to $11,367,033 and $35,861,533, respectively, for the three and nine months ended December 31, 2005. The increase was primarily attributable to organic growth resulting from expansion of our distribution channels with the opening of distribution centers in Henderson, Nevada and Largo, Florida in May 2005 and the expansion of our in-house sales force. We expect organic growth of up to 15% in the future, based on expansion of marketing efforts through our in-house sales force.

Gross Profit

We achieved a gross profit of $2,411,261 and $7,585,285, respectively, for the three and nine months ended December 31, 2006, an increase of $256,940 or 11.9% and $882,724 or 13.2%, respectively, compared to $2,154,321 and $6,702,561, respectively, for the three and nine months ended December 31, 2005. Gross margin, as a percentage of revenues, was 18.0% and 18.9%, respectively, for the three and nine months ended December 31, 2006 and 19.0% and 18.7%, respectively, for the three and nine months ended December 31, 2005. We expect gross margins of 18% to 20% in the future.

Operating Expenses

We incurred operating expenses of $2,710,068 and $7,965,494, respectively, for the three and nine months ended December 31, 2006, compared to $2,370,994 and $7,110,833, respectively, for the three and nine months ended December 31, 2005.

For the three months ended December 31, 2006, these expenses include various selling, general and administrative expenses of $2,583,527, and amortization and depreciation expenses of $126,541, compared to $2,256,282 in various selling, general and administrative expenses, and amortization and depreciation expenses of $114,712 for the three months ended December 31, 2005. For the nine months ended December 31, 2006, these expenses include various selling, general and administrative expenses of $7,593,010, and amortization and depreciation expenses of $372,484, compared to $6,770,278 in various selling, general and administrative expenses, and amortization and depreciation expenses of $340,555 for the nine months ended December 31, 2005.

For the three months ended December 31, 2006 and 2005, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $41,564 and $65,939, respectively. For the nine months ended December 31, 2006 and 2005, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $173,441 and $242,816, respectively.

Outbound transportation expenses, which are included in selling, general and administrative expenses, were $512,853 and $444,640, respectively, for the three months ended December 31, 2006 and 2005, and were $1,508,264 and $1,379,475, respectively, for the nine months ended December 31, 2006 and 2005.

Operating expenses, excluding amortization and depreciation expenses decreased from 19.8% of revenues for the three months ended December 31, 2005, to 19.3% of revenues for the three months ended December 31, 2006. The decrease in operating expenses as a percentage of revenues was attributable to tradeshow expenses incurred in the first and second quarters this year versus the first through third quarters in the prior year, a decrease in contract labor, a decrease in equipment maintenance costs, a decrease in legal fees, a decrease in office expenses, a decrease in public relations fees, a decrease in rent expense, a decrease in telephone expense and a decrease in travel expenses, and was partially offset by an increase in our allowance for bad debts related to accounts and notes receivable, an increase in credit card fees, the amortization of stock-based compensation costs, an increase in outbound transportation costs, an increase in profit sharing plan expenses, an increase in compensation related expenses and an increase in insurance expenses.

Operating expenses, excluding amortization and depreciation expenses were 18.9% of revenues for the nine months ended December 31, 2006 and 2005. The dollar increase in operating expenses was attributable to an increase in our allowance for bad debts related to accounts and notes receivable, an increase in commissions paid to brokers and outside sales representatives, the amortization of stock-based compensation costs, an increase in compensation related expenses, an increase in credit card fees, an increase in outbound transportation costs, an increase in insurance expenses, an increase in profit sharing plan expenses and an increase in tradeshow expenses, and was partially offset by a decrease in advertising expenses, a decrease in audit related accounting fees, a decrease in amortization of deferred consulting fees, a decrease in rent expense, a decrease in telephone expense and a decrease in travel expenses.

Operating Income (Loss)

Operating loss increased by 37.9% or $82,134, to $298,807 for the three months ended December 31, 2006 from $216,673 for the three months ended December 31, 2005. As a percentage of revenues, operating loss was 2.2% and 1.9%, respectively, for the three months ended December 31, 2006 and 2005. For the nine months ended December 31, 2006, operating loss decreased by 6.9% or $28,063, to $380,209, from $408,272 for the nine months ended December 31, 2005. As a percentage of revenues, operating loss was 0.9% and 1.1%, respectively, for the nine months ended December 31, 2006 and 2005.

Other Income (Expense)

Other income (expense) was $(671,057) and $(1,097,524), respectively, for the three and nine months ended December 31, 2006, compared to $(755,753) and $6,447,464, respectively, for the three and nine months ended December 31, 2005. Below is a discussion of each of the various line items of other income (expense).

Derivative instrument income (expense), net, was $360,905 and $1,093,938, respectively, for the three and nine months ended December 31, 2006, compared to $518,106 and $9,611,164, respectively, for the three and nine months ended December 31, 2005. Derivative instrument interest expense was $827,938 and $2,401,681, respectively, for the three and nine months ended December 31, 2006, compared to $827,938 and $2,483,814, respectively, for the three and nine months ended December 31, 2005. The accounting for derivative financial instruments is very complex and has had a material non-cash effect on our net income (loss) for the three and nine months ended December 31, 2006 and 2005. We expect the accounting for these derivative financial instruments to have a material non-cash effect on our net income (loss) in any given reporting period during the life of the derivative financial instruments. The effect on our future earnings (losses) cannot be predicted since various factors effect both the valuation and corresponding charges or credits to income at each reporting period, as further discussed below under “Derivative Instruments”.

Interest income was $5,473 and $18,275, respectively, for the three and nine months ended December 31, 2006, compared to $6,204 and $18,534, respectively, for the three and nine months ended December 31, 2005. The decrease in interest income was a result of the reduction in interest received on notes receivable due to smaller principal balances and was partially offset by higher cash amounts held in interest bearing accounts in banks.

For the three months ended December 31, 2006, other income and expenses, net, of $(1,479), consisted primarily of insurance audit premiums assessed on prior years. For the three months ended December 31, 2005, other income and expenses, net, of $(212,174) consisted primarily of expenses incurred in pursuing a potential acquisition that was not consummated. For the nine months ended December 31, 2006, other income and expenses, net, of $93,740, consisted primarily of proceeds from an insurance claim, proceeds from a disputed escrow balance, and income from negotiated allowances on prior years. For the nine months ended December 31, 2005, other income and expenses, net, of $(144,036) consisted primarily of expenses incurred in pursuing a potential acquisition that was not consummated and was partially offset by income from negotiated allowances on prior years.

For the three and nine months ended December 31, 2006, we realized a gain from the sale of marketable equity securities of zero and $572,096, respectively. Proceeds were used for payment of a portion of the principal balance on our revolving note payable.

For the three and nine months ended December 31, 2006, we realized a gain from debt extinguishment of zero and $153,750, respectively, resulting from the cancellation of all common stock warrants issued to Laurus, associated with our September 2004 and March 2005 financings, in exchange for 150,000 shares of our common stock.

Interest expense was $207,647 and $628,046, respectively, for the three and nine months ended December 31, 2006, compared to $237,618 and $549,556, respectively, for the three and nine months ended December 31, 2005. Interest expense increased for the three and nine months ended December 31, 2006, primarily as a result of interest rate increases and an increase in short-term obligations issued for insurance policy premiums. In addition, $36,335 and $104,328, respectively, of the interest expense for the three and nine months ended December 31, 2006, and $21,740 and $39,226, respectively, of the interest expense for the three and nine months ended December 31, 2005, relates to the non-cash amortization of debt discounts based on the Black-Scholes option pricing model, applied to the Postponement Agreement entered into in July 2005 and the Postponement and Amendment Agreement entered into in April 2006, in connection with the September 30, 2004 convertible term note.

Income Taxes

As of December 31, 2006 and 2005, we had an accrued income tax liability of zero and $5,009, respectively, income taxes payable of zero, and an estimated deferred income tax liability of $39,554 and $200,475, respectively, which primarily represents the potential future tax expense associated with unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The net operating losses may be carried forward for up to up to 20 years.

Net Income Per Share

We had a net loss of $938,881 or $0.06 per basic share and $0.06 per diluted share for the three months ended December 31, 2006, compared to a net loss of $918,973 or $0.06 per basic share and $0.06 per diluted share for the three months ended December 31, 2005. For the nine months ended December 31, 2006, our net loss was $1,632,626 or $0.11 per basic share and $0.11 per diluted share, compared to net income of $6,260,183 or $0.44 per basic share and $0.07 per diluted share for the nine months ended December 31, 2005.

Derivative Instruments

Derivative instrument income (expense), net, represents the net unrealized (non-cash) change, during the three and nine months ended December 31, 2006 and 2005, in the fair value of our derivative financial instrument assets or liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Derivative instrument interest expense, with a corresponding increase in the face amount of the debts, for the three and nine months ended December 31, 2006 and 2005, represents the (non-cash) accretion of debt discount as a result of the bifurcation of the embedded conversion features and related warrants. We calculated the accretion using the effective interest rate method over the term of the debts. Due to the effect of the payment streams associated with the debts, the straight-line amount of the accretion is substantially equivalent to the effective interest rate method and therefore is the resulting method we used for our calculations.

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

In connection with the September 30, 2004 convertible debt, we executed an interest rate index (“IRI”) whereby if the price of our common stock had increased by a specified amount, there would have been a reduction in the stated interest rate payable on that instrument. This initially created a derivative instrument asset. The IRI agreement provided for a potential reduction but not an increase in the stated interest rate. The fair value of the derivative instrument asset so created would increase if we projected a potential increase in the price of our common stock. This resulted in derivative instrument income for the year ended March 31, 2005. Since the price of our common stock decreased during the year ended March 31, 2006, the resulting fair value of the IRI was zero at March 31, 2006, December 31, 2006 and December 31, 2005, and this resulted in derivative instrument expense of zero and $245,584, respectively, being recorded during the three and nine months ended December 31, 2005. For a full discussion on Derivative Instruments, see Note 8 to our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2006 and 2005.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation for the three and nine months ended December 31, 2006 and 2005. We also believe that our business is not seasonal; however, significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there was no material effect on our operations or our financial condition a result of general economic and industry conditions for the three and nine months ended December 31, 2006 and 2005. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We finance our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, and the sale of equity and debt securities. We had a working capital deficit of $2,168,068 at December 31, 2006, compared to a working capital deficit of $688,507 at March 31, 2006.

Net cash provided by operating activities was $586,848 for the nine months ended December 31, 2006, as compared to net cash used in operating activities of $898,645 for the nine months ended December 31, 2005. The cash provided was primarily attributable to a decrease in accounts receivable of $83,232 based on decreases in credit sales, a decrease in prepaid expenses of $21,999 primarily due to the timing of insurance policy renewals, a decrease in other current assets of $21,205 primarily based on a decrease in refunds due from vendors, a decrease in other assets of $55,685, an increase in accounts payable of $337,053 based on increased purchases made on accounts, an increase in other payables of $233,634 primarily based on an increase in prepayments received from customers, an increase in deferred income taxes of $132,403 as a result of the sale of marketable equity securities and a decrease in available net operating loss carry forwards, partially offset by an increase in inventories of $83,432 due to increased restocking levels, a decrease in amounts due to/from affiliates, net, of $630, a decrease in accrued expenses of $104,904 and a decrease in accrued income taxes of $5,819 based on payments made.

Net cash provided by investing activities was $298,925, representing proceeds from the sale of property of $18,500, proceeds from the sale of marketable equity securities of $572,096 and proceeds from repayments on notes receivable of $60,806, partially offset by purchases of property and equipment of $175,972, the purchase of a distributor agreement of $25,000 and the purchase of certificates of deposit of $151,505.

Net cash used in financing activities was $1,288,879, representing payments of long-term obligations of $621,833, the excess of payments versus advances received of $574,439 on our short-term revolving note and payments of short-term obligations of $92,607.

At December 31, 2006, we had $605,906 in cash and cash equivalents, as compared to $309,474 at December 31, 2005.

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

As of December 31, 2006 and 2005, the outstanding principal balance on the convertible note was $3,912,500 and $4,500,000, respectively. As of December 31, 2006 and 2005, 989,758 shares of our common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company is obligated to have such registration statement declared effective by November 30, 2006, but there are no stated penalties for failure to meet such deadline. Laurus could declare the obligations in default and seek immediate repayment, but it has given no indication of doing so. If immediate repayment was required, we would not have sufficient funds and Laurus could take legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, the Company filed Amendment #1 to this Registration Statement on Form SB-2. Such Registration Statement is not effective.

On May 24, 2006, we entered into an Amendment Agreement with Laurus, pursuant to which we modified earlier agreements among the parties. In connection with the March 29, 2005 financing, we received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted us to sell a sufficient number of shares of GeoPharma, pledged by us to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to

Laurus to be held pursuant to the original pledge agreement. In June 2006, we sold 143,024 shares of GeoPharma at $4.00 per share. Proceeds from the sale were paid to Laurus in satisfaction of the overadvances. This resulted in our recognizing a gain on the sale of marketable equity securities of zero and $572,096, respectively, for the three and nine months ended December 31, 2006.

On October 17, 2004 the Compensation Committee of the Company’s Board of Directors granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of December 31, 2006 was $124,691, of which the current portion was $124,691 and the long-term portion was zero. The initial valuation of these options was $498,763, with $41,564 and $124,691, respectively, being expensed during the three and nine months ended December 31, 2006 and 2005. The fair value of the options granted was estimated on the grant date using the Black-Scholes option pricing model with a volatility factor of 223% and a risk free interest rate of 3.44%.

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

On May 3, 2005, we received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to us in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of December 31, 2006, the remaining principal balance on the note was $155,935.

On July 21, 2005, we entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of December 31, 2006, the principal balance on the lease was $17,225.

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

On May 15, 2006, we received a promissory note in conversion of accounts receivable from Better Nutrition, LLC in the principal amount of $170,403. The note shall be paid to us in twenty-four (24) semi-monthly installments of $7,366, including principal and interest at 7.75% per annum, commencing May 15, 2006. As of December 31, 2006, the remaining principal balance on the note was $149,311.

On June 7, 2006, we issued 166,405 restricted shares of our common stock to Dynamic Health Products, Inc. 401(k) Plan for our contribution to the employees 401(k) benefit plan.

On September 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $132,052. The principal together with interest at the rate of 7.732% per annum is payable in nine monthly installments commencing October 1, 2006 in the amount of $15,149. As of December 31, 2006, the principal balance on the note was $74,304.

On September 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $25,347. The principal together with interest at the rate of 9.861% per annum is payable in nine monthly installments commencing October 1, 2006 in the amount of $2,933. As of December 31, 2006, the principal balance on the note was $14,313.

On September 21, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $13,831. The principal together with interest at the rate of 10% per annum is payable in nine monthly installments commencing October 21, 2006 in the amount of $1,601. As of December 31, 2006, the principal balance on the note was $9,336.

On November 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $32,136. The principal together with interest at the rate of 7.73% per annum is payable in seven monthly installments commencing December 1, 2006 in the amount of $4,710. As of December 31, 2006, the principal balance on the note was $23,101.

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

(b) Reports on Form 8-K.

During the three month period ending December 31, 2006, the Company filed two reports on Form 8-K.

Form 8-K dated October 4, 2006, with respect to the resignation of one of the Company’s Directors.

Form 8-K dated October 23, 2006, with respect to the Company entering into an Amendment Agreement with Laurus Master Funds, Ltd.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: February 13, 2007	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: February 13, 2007	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer