Form 10KSB/A
period 2006-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2007-03-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-3

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

DYNAMIC HEALTH PRODUCTS, INC.

Date: March 14, 2007	By:	/s/ Mandeep K. Taneja
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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2006	2005
	(Restated)	(Restated)

Revenues	$50,142,206	$16,079,528

Cost of goods sold	40,985,199	12,928,633

Gross profit	9,157,007	3,150,895

Operating expenses:
Selling, general and administrative expenses	9,226,697	4,079,092
Amortization expense	300,522	101,580
Depreciation expense	154,526	68,697

Total operating expenses	9,681,745	4,249,369

Operating loss before other income and expense	(524,738)	(1,098,474)

Other income (expense):
Interest income	23,912	5,357
Other income and expenses, net	(161,347)	93,600
Gain on distribution of investment	—	1,349,966
Gain (loss) on sale of property	(4,828)	654,241
Derivative instrument income (expense), net	10,314,794	(3,838,170)
Derivative instrument interest expense	(3,311,752)	(1,227,038)
Interest expense	(749,873)	(283,452)

Total other income (expense)	6,110,906	(3,245,496)

Income (loss) before income taxes	5,586,168	(4,343,970)

Income tax expense (benefit)	(317,742)	33,575

Net income (loss)	5,903,910	(4,377,545)

Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$5,903,910	$(4,377,545)

Basic income (loss) per share	$0.41	$(0.34)

Basic weighted average number of common shares outstanding	14,308,264	12,991,512

Diluted income (loss) per share	$0.08	$(0.34)

Diluted weighted average number of common shares outstanding	21,481,634	12,991,512

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

Diluted Earnings Per Share

The Company corrected its calculations of diluted earnings per share and the diluted weighted average number of common shares outstanding for the year ended March 31, 2006, to take into effect the as if converted method and the treasury stock method. The effect of the restatement of diluted earnings per share on the Company’s comparative statement of operations for the year ended March 31, 2006 was $(0.32).

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