Form 10QSB/A
period 2006-09-30
DYNAMIC HEALTH PRODUCTS INC
filed 2007-03-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A-2

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

Diluted Earnings Per Share

The Company corrected its calculations of diluted earnings per share for the three and six months ended September 30, 2005, to take into effect the as if converted method and the treasury stock method. The effect of the restatement of diluted earnings per share on the Company’s comparative statements of operations for the three and six months ended September 30, 2005 was $(0.08) and $(0.24), respectively.

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

Dynamic Health Products, Inc.

Date: March 14, 2007	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer and President

Date: March 14, 2007	By:	/s/ Cani I. Shuman
Cani I. Shuman, Chief Financial Officer