Form 10KSB/A
period 2006-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2007-03-27
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A-4

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

Title Of Class	Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership(2)	Approximate Percent Of Class

Common	Jugal K. Taneja(3)	4,931,707	33.2%
Common	Manju Taneja(4)	1,781,404	12.3%
Common	William L. LaGamba(5)	1,642,100	11.4%
Common	Michele LaGamba(6)	1,642,100	11.4%
Common	Mandeep K. Taneja(7)	1,643,762	11.3%
Common	Mihir K. Taneja	1,479,996	10.2%
Common	Laurus Master Fund, Ltd.(8)	1,589,234	9.9%
Common	Kotha S. Sekharam, Ph.D.(9)	585,797	4.0%
Common	Morton L. Stone(10)	231,033	1.6%
Common	Cani I. Shuman(11)	146,666	1.0%
Common	Rakesh K. Sharma, M.D.(12)	123,333	0.8%
Common	Robert A. Herrmann, Jr.	0	0%
Common	All officers and directors as a group (7 persons)	7,662,298	49.5%

(1)	Except as otherwise noted, the address for the above identified officers and directors of the Company is c/o Dynamic Health Products, Inc. at 12399 Belcher Road South, Suite 140, Largo, FL 33773.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	Includes 1,652,740 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s spouse, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 2,680,304 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. Includes 399,999 shares issuable upon exercise of currently exercisable options.
(4)	Includes 128,664 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 2,680,304 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 658,100 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 505,000 shares held by Mr. LaGamba as custodian for their minor children.
(6)	Includes 479,000 shares owned by William L. LaGamba, and 505,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.
(7)	Includes 116,666 shares issuable upon exercise of currently exercisable options.
(8)	Includes 774,234 shares issuable upon conversion of convertible debentures. Laurus is also entitled to receive an additional 5,664,012 shares of common stock upon conversion of presently convertible debentures, however, Laurus has contractually agreed to restrict their ability to convert their secured convertible notes such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. This restriction can be waived by Laurus upon 75 days’ prior written notice. Laurus Capital Management, LLC may be deemed a control person of the shares owned by Laurus Master Fund, Ltd. David Grin and Eugene Grin are the sole managing members of Laurus Capital Management, LLC. Laurus is not a registered broker dealer or an affiliate of a broker dealer.
(9)	Includes 40,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s spouse, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership. Includes 123,333 shares issuable upon exercise of currently exercisable options.
(10)	Includes 123,333 shares issuable upon exercise of currently exercisable options.
(11)	Includes 116,666 shares issuable upon exercise of currently exercisable options.
(12)	Includes 123,333 shares issuable upon exercise of currently exercisable options.

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

DYNAMIC HEALTH PRODUCTS, INC.

Date: March 27, 2007	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on March 27, 2007.

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

As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements, as of March 31, 2006 and 2005 and for the years then ended.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida

June 9, 2006, except Note 20 which is as of December 14, 2006

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
	(Restated)
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

For the year ended March 31, 2006, options on 1,552,582 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive. For the year ended March 31, 2005, debt convertible on 2,834,752 shares of common stock, options on 1,155,822 shares of common stock and warrants on 1,042,671 shares of common stock were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. See Note 1 for further information regarding the restatement.

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