Form 10KSB
period 2007-03-31
DYNAMIC HEALTH PRODUCTS INC
filed 2007-06-26
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $56,810,439.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $4,444,404, based upon the last reported trade of the stock on June 20, 2007, which was 37,150 shares at $0.60 per share.

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of June 25, 2007 was 16,691,860.

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

The Company, through its wholly-owned subsidiaries, develops, markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products. The Company distributes approximately 2,500 individual inventory items, which are designated as individual stock keeping units (“SKU”) purchased from manufacturers. Additionally, the Company carries its own lines of branded products. These are comprised of approximately 40 products packaged into approximately 75 SKUs.

The Company has grown primarily through acquisitions. In June 1998, the Company acquired, through a merger with a wholly-owned subsidiary of the Company, Energy Factors, Inc. (“Energy Factors”), a Florida corporation, which had a 33,222 square foot office, laboratory, manufacturing and warehouse facility located in Largo, Florida. After the acquisition, the Company changed the name of Energy Factors to Innovative Health Products, Inc. In February 2000, its name was changed to Go2Pharmacy.com, Inc., in September 2000, its name was changed to Go2Pharmacy, Inc., in September 2002, its name was changed to Innovative Companies, Inc., and in June 2004, its name was changed to GeoPharma, Inc. (“GeoPharma”). GeoPharma creates, manufacturers, and packages a wide variety of proprietary and non-proprietary dietary supplements, and health and beauty care products, and manufactures generic and over-the-counter drugs. On November 7, 2000, the United States Securities and Exchange Commission (“SEC”) declared GeoPharma’s registration of 1,000,000 shares of its common stock to be effective. Prior to the offering, the Company owned all of the issued and outstanding common stock of GeoPharma. In March 2001, the Company distributed 2,324,984 shares of GeoPharma common stock to its shareholders. As of March 31, 2007 and 2006, the Company held 204,914 and 347,938 shares of common stock of GeoPharma, respectively.

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

In December 1998, the Company formed Herbal Health Products, Inc. (“Herbal”), as a Florida corporation. Herbal acquired the Florida operations of a Colorado company which marketed dietary pet supplements primarily to Veterinarians. In July 2000, Herbal sold substantially all of its assets relating to the distribution of veterinary products, which primarily consisted of its inventory and its customer base to Vertical Health Solutions, Inc., formerly Labelclick.com, Inc., an affiliate of the Company. Herbal continues to market dietary supplements and over-the-counter drugs for human consumption, and health and beauty care products, primarily to mass retail outlets by its in-house sales force and through distributors.

In February 2000, through OMR, the Company formed Dynamic Financial Consultants, LLC (“DFC”), formerly Dynamic Life Asia, LLC, a Florida limited liability company. Also in February 2000, through DFC, the Company formed Dynamic Life Korea Ltd. (“Dynamic Korea”), a Korean corporation, to market dietary supplements primarily through distributors and through direct marketing to consumers. The Company subsequently sold Dynamic Korea in November 2001. At this time, DFC is not actively conducting operations.

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

In March 2005, the Company formed Dynamic Marketing I, Inc. (“DMI”), as a Florida corporation. In March 2005, DMI acquired Dynamic Marketing, Inc. (“DM”), a Rhode Island corporation. On March 30, 2005, through the filing by DMI of Articles of Merger, effective March 31, 2005, DM merged into DMI, with DMI being the surviving entity. DMI is engaged in wholesaling and distributing a wide variety of sports nutrition products, non-prescription dietary supplements, health food and nutritional products, performance drinks and other related products.

In March 2005, the Company formed DYHP Acquisitions, Inc. (“DAI”), as a Florida corporation. At this time, DAI is not actively conducting operations.

Recent Development – Proposed Merger with GeoPharma, Inc.

On May 14, 2007, the Company and GeoPharma, Inc. entered into a definitive agreement (the “Merger Agreement”) under which the Company will merge with and into a wholly-owned subsidiary of GeoPharma in a stock transaction (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth.

Under the terms of the Merger Agreement, GeoPharma will exchange approximately 0.1429 shares of its common stock for each share of Company common stock and fractional shares will be rounded up to the nearest whole share. Based on an average 10-day market closing price of GeoPharma’s common stock from May 1-14, 2007 of $4.24 per share, the transaction would be valued at $14 million, based on an estimated 3.3 million shares of GeoPharma common stock to be issued to the shareholders of the Company in the Merger. The actual value at consummation of the Merger will be based on GeoPharma’s share price at that time.

Completion of the Merger of the Company into a wholly-owned subsidiary of GeoPharma and the issuance of the GeoPharma common shares to the shareholders of the Company is subject to the approval of the transaction by the shareholders of both companies, the conversion of the Company’s convertible notes prior to the closing of the Merger, the receipt of required regulatory approvals, and the satisfaction of usual and customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and GeoPharma.

Directors and executive officers of GeoPharma beneficially own and are entitled to vote approximately 43% of the shares of GeoPharma common stock outstanding. Directors and executive officers of the Company beneficially own and are entitled to vote approximately 47% of the shares of Company common stock outstanding.

On May 15, 2007, the Company and GeoPharma filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of the Company by GeoPharma, pursuant to the terms of the definitive Merger Agreement.

Products

The Company markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products. The Company distributes approximately 2,500 individual inventory items purchased from over 100 manufacturers. Additionally, the Company carries its own lines of branded products. These are comprised of approximately 40 products packaged into approximately 75 SKUs.

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

Marketing and Sales

The Company’s products are marketed directly to its wholesale and retail customers through the Company’s in-house salespeople. The Company markets and distributes a wide variety of sports nutrition products, performance drinks, non-prescription dietary supplements, over-the-counter drugs, health and beauty care products, health food and nutritional products, soft goods and other related products to gyms, health food stores, regional and national chain drugstore, internet companies, mail order facilities, mass merchandisers, discounters, distributors and brokers. The Company’s products are also marketed through catalog sales and through the Company’s web sites.

Competition

The wholesale product distribution industry in which the Company operates is highly competitive. Numerous companies, many of which have greater size and greater financial, personnel, distribution and other resources than the Company, compete with the Company.

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

Backlog

The Company’s revenues are processed through its system from sales orders generated and issued by the Company’s customers. The Company primarily fulfills the sales orders on a turn-around time of between one to three days. As such, at any given point in time, the Company does not experience a backlog of unfilled sales orders. At March 31, 2007, the Company had no backlog sales orders.

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

Trademarks

The Company has applied for various federally registered trademarks and utilizes the following federally registered trademarks: Vibrafem®, ECLIPSE Sports Supplements®, Eclipse 2000® and Muscle Sandwich®. Vibrafem® is a topical gel designed to enhance sexual arousal. ECLIPSE Sports Supplements® and Eclipse 2000®are lines of dietary supplements, namely vitamins, minerals, herbs, amino acids, protein powders, protein bars, protein shakes, protein drinks, nutraceuticals and essential fatty acids. Muscle Sandwich® is a line of peanut butter based protein bars. Since approximately 3% of our consolidated revenues result from the sales of these products, the Company believes that protecting some of its trademarks is crucial to its business strategy of building strong brand name recognition and that such trademarks will have significant value.

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

Employees

As of March 31, 2007 the Company had 96 employees, of which 93 were full-time employees and three were part-time employees, as compared to 92 employees, of which 89 were full-time employees and three part-time employees as of March 31, 2006. Of such full-time employees, 19 were engaged in marketing and sales, 12 were devoted to customer service, 45 were devoted to warehousing and distribution, one was devoted to web site development and database administration, and 16 were responsible for management and administration. Of such part-time employees, one was devoted to customer service and two were devoted to warehousing and distribution. None of the Company’s employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

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

Except for historical information, the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007, the Company’s quarterly reports on Form 10-QSB, the Company’s current reports on Form 8-K, periodic press releases, as well as other public documents and statements, may contain forward-looking statements within the meaning of the Act.

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

Possible Adverse Publicity About Our Products Could Adversely Affect Sales of These Products. We are dependent on consumers’ perceptions and may be adversely affected by publicity associated with illness or other adverse effects from the consumption of our products (or similar products distributed by other companies) and future reports of research that are perceived as less favorable or that question earlier research. Future scientific research or publicity may not be favorable to the dietary supplement industry or to any particular product, and may not be consistent with earlier favorable research or publicity. We are highly dependent upon consumers’ perceptions of the safety and quality of our products as well as dietary supplements distributed by other companies. Thus, the mere publication of reports asserting that those products may be harmful or questioning their efficacy could adversely affect us regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

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

The Loss of a Significant Customer Could Result in a Substantial Decrease in Revenues. For the year ended March 31, 2007, 11% of consolidated revenues were received from one customer, DPS Nutrition Inc., representing a concentration of credit risk. If the Company’s major customers substantially reduced their volume of purchases from the Company, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Control by Certain Stockholders Could Make it Difficult for Others to Control Election of our Directors or other Corporate Actions. Directors, executive officers and related family members beneficially own approximately 57.2% of the outstanding shares of the Company’s common stock. Therefore, these stockholders will have significant control over the election of the Company’s directors and most of the Company’s corporate actions.

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

On March 29, 2005, the Company entered into an assignment and assumption of lease agreement with Dynamic Marketing, Inc., effective March 31, 2005, whereby the Company agreed to assume the lease for approximately 14,725 square feet of warehouse space for its warehousing and shipping operations in Henderson, Nevada, for the balance of the lease term. This facility is used for a portion of the Company’s warehousing and shipping operations. The lease was for a term of 62 months commencing on December 8, 2000 and ending on April 30, 2006. The initial rental under the lease is $76,568 annually. On June 1, 2006, the Company entered into a lease with The Northwestern Mutual Life Insurance Company, whereby the Company agreed to lease the property for a term of five years commencing on June 1, 2006 and ending on May 31, 2011. The initial rental under the lease was $76,865 annually.

On November 7, 2006, the Company entered into a lease agreement with Becknell Wholesale I, LP, effective January 1, 2007, whereby the Company agreed to lease approximately 9,000 square feet of office and warehouse space for its warehousing and shipping operations in Dallas, Texas. This facility is used for a portion of the Company’s warehousing and shipping operations. The lease is for a term of 64 months commencing on January 1, 2007 and ending on April 30, 2012. The initial rental under the lease is $42,750 annually.

In the judgment of management, the leases described above reflect rent at current fair market value.

The Company believes that its facilities and equipment are generally well maintained and in good operating condition. In the opinion of management of the Company, the properties are adequately covered by insurance.

As of March 31, 2007, the Company had equipment, furniture, vehicles and leasehold improvements, net of accumulated depreciation, in the amount of $714,043.

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

	High	Low
June 30, 2004	$1.15	$0.51
September 30, 2004	$1.25	$0.51
December 31, 2004	$1.85	$0.75
March 31, 2005	$1.58	$0.98
June 30, 2005	$1.60	$0.57
September 30, 2005	$0.97	$0.45
December 31, 2005	$0.95	$0.35
March 31, 2006	$0.48	$0.36
June 30, 2006	$0.41	$0.22
September 30, 2006	$0.47	$0.25
December 31, 2006	$0.40	$0.25
March 31, 2007	$0.50	$0.24

As of June 25, 2007, there were approximately 550 stockholders of record of the Company’s common stock, according to ADP and the Company’s stock transfer agent, Registrar and Transfer Company, located in Cranford, New Jersey.

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

Recent Sales of Unregistered Securities

On March 28, 2007, we issued an aggregate of 1,186,825 restricted shares of our common stock in exchange for the cancellation of outstanding common stock options. Such shares were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933.

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance, as of the fiscal year ended March 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$0.00	6,000,000
Equity compensation plans not approved by security holders	—	$0.00	—

Item 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

Fiscal Year Ended March 31, 2007 Compared To Fiscal Year Ended March 31, 2006

Revenues

We generated revenues of $56,810,439 for the year ended March 31, 2007, an increase of $6,668,233 or 13.3%, compared to $50,142,206 for the year ended March 31, 2006. The increase was primarily attributable to organic growth resulting from expansion of our distribution channels with the opening of distribution centers in Henderson Nevada and Largo, Florida in May 2005, and in Dallas, Texas in January 2007 and the expansion of our in-house sales force. We expect organic growth of up to 15% in the future, based on expansion of marketing efforts through our in-house sales force.

Gross Profit

We achieved a gross profit of $10,455,933 for the year ended March 31, 2007, an increase of $1,298,926 or 14.2%, compared to $9,157,007 for the year ended March 31, 2006. Gross margin, as a percentage of revenues, was 18.4% and 18.3%, respectively, for the years ended March 31, 2007 and 2006. We expect gross margins of 18% to 20% in the future.

Operating Expenses

We incurred operating expenses of $11,533,493 for the year ended March 31, 2007, compared to $9,681,745 for the year ended March 31, 2006. For the year ended March 31, 2007, these expenses include various selling, general and administrative expenses of $11,031,264, and amortization and depreciation expenses of $502,229, compared to $9,226,697 in various selling, general and administrative expenses, and amortization and depreciation expenses of $455,048 for the year ended March 31, 2006.

For the years ended March 31, 2007 and 2006, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $215,004 and $308,755, respectively.

Outbound transportation expenses, which are included in selling, general and administrative expenses, were $2,119,397 and $1,933,674, respectively, for the years ended March 31, 2007 and 2006.

Operating expenses, excluding amortization and depreciation expenses increased to 19.4% of revenues for the year ended March 31, 2007, from 18.4% of revenues for the year ended March 31, 2006. The increase in operating expenses as a percentage of revenues was attributable to an increase in our allowance for bad debts related to accounts and notes receivable, an increase in commissions paid to brokers and outside sales representatives, the amortization of stock-based compensation costs, an increase in compensation related expenses, an increase in credit card fees, an increase in outbound transportation costs, an increase in insurance expenses, an increase in legal fees, an increase in profit sharing plan expenses and an increase in tradeshow expenses, and was partially offset by a decrease in advertising expenses, a decrease in audit related accounting fees, a decrease in amortization of deferred consulting fees, a decrease in rent expense, a decrease in telephone expense and a decrease in travel expenses.

The Company now recognizes stock-based compensation costs in operating expenses, due to the adoption of FAS 123(R), on April 1, 2006. Share-based compensation expense was $910,258 for the year ended March 31, 2007.

Operating Income (Loss)

Operating loss increased by 105.4% or $552,822, to $1,077,560 for the year ended March 31, 2007 from $524,738 for the year ended March 31, 2006. As a percentage of revenues, operating loss was 1.9% and 1.0%, respectively, for the years ended March 31, 2007 and 2006.

Other Income (Expense)

Other income (expense) was $(2,696,599) for the year ended March 31, 2007, compared to $6,110,906 for the year ended March 31, 2006. Below is a discussion of each of the various line items of other income (expense).

Derivative instrument income (expense), net, was $674,097 for the year ended March 31, 2007, compared to $10,314,794 for the year ended March 31, 2006. Derivative instrument interest expense was $3,311,752 for the years ended March 31, 2007 and 2006. The accounting for derivative financial instruments is very complex and has had a material non-cash effect on our net income (loss) for the years ended March 31, 2006 and 2005. We expect the accounting for these derivative financial instruments to have a material non-cash effect on our net income (loss) in any given reporting period during the life of the derivative financial instruments. The effect on our future earnings (losses) cannot be predicted since various factors effect both the valuation and corresponding charges or credits to income at each reporting period, as further discussed below under “Derivative Instruments”.

Interest income was $23,528 for the year ended March 31, 2007, compared to $23,912 for the year ended March 31, 2006. The decrease in interest income was a result of the reduction in interest received on notes receivable due to smaller principal balances and was partially offset by higher cash amounts held in interest bearing accounts in banks.

For the year ended March 31, 2007, other income and expenses, net, of $53,752 consisted primarily of proceeds from an insurance claim, proceeds from a disputed escrow balance, and income from negotiated allowances on prior years, and was partially offset by expenses incurred in connection with potential financing not consummated and settlement of an employment agreement. For the year ended March 31, 2006, other income and expenses, net, of $(161,347) consisted primarily of legal and consulting fees incurred in connection with a potential acquisition that was not consummated.

For the year ended March 31, 2007, we realized a gain from the sale of marketable equity securities of $572,096. Proceeds were used for payment of a portion of the principal balance on our revolving note payable.

For the year ended March 31, 2007, we realized a gain from debt extinguishment of $153,750, resulting from the cancellation of all common stock warrants issued to Laurus Master Fund, Ltd., associated with our September 2004 and March 2005 financings, in exchange for 150,000 shares of our common stock.

Interest expense was $827,294 for the year ended March 31, 2007, compared to $749,873 for the year ended March 31, 2006. Interest expense increased for the year ended March 31, 2007, primarily as a result of interest rate increases and an increase in short-term obligations issued for insurance policy premiums. In addition, $139,873 and $60,493, respectively, of the interest expense for the years ended March 31, 2007 and 2006 relates to the non-cash amortization of the debt discounts based on the Black-Scholes option pricing model, applied to the postponement agreements entered into in July 2005 and April 2006, in connection with the September 30, 2004 convertible term note.

Income Taxes

As of March 31, 2007 and 2006, we had a current income tax liability of $115 and zero, respectively, and an accrued income tax liability of $925 and $5,819, respectively. We had an estimated deferred income tax asset of $49,400 as of March 31, 2007 and an estimated deferred income tax liability of $186,300 as of March 31, 2006, which primarily represent the potential future tax expense associated with unrealized gains on marketable equity securities, and are partially offset due to potential utilization of net operating losses not previously recognized. The net operating losses may be carried forward for up to up to 20 years.

Net Income (Loss) Per Share

We had a net loss of $3,814,764 or $0.25 per basic and diluted share for the year ended March 31, 2007, compared to net income of $5,903,910 or $0.41 per basic share and $0.08 per diluted share for the year ended March 31, 2006.

Derivative Instruments

Derivative instrument income (expense), net, represents the net unrealized (non-cash) change, during the years ended March 31, 2007 and 2006, in the fair value of our derivative financial instrument assets or liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Derivative instrument interest expense, with a corresponding increase in the face amount of the debts, for the years ended March 31, 2007 and 2006, represents the (non-cash) accretion of debt discount as a result of the bifurcation of the embedded conversion features and related warrants. We calculated the accretion using the effective interest rate method over the term of the debts. Due to the effect of the payment streams associated with the debts, the straight-line amount of the accretion is substantially equivalent to the effective interest rate method and therefore is the resulting method we used for our calculations.

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

In connection with the September 30, 2004 convertible debt, we executed an interest rate index (“IRI”) whereby if the price of our common stock had increased by a specified amount, there would have been a reduction in the stated interest rate payable on that instrument. This initially created a derivative instrument asset. The IRI agreement provided for a potential reduction but not an increase in the stated interest rate. The fair value of the derivative instrument asset so created would increase if we projected a potential increase in the price of our common stock. This resulted in derivative instrument income for the year ended March 31, 2005. Since the price of our common stock decreased during the years ended March 31, 2007 and 2006, the resulting fair value of the IRI was zero at March 31, 2007 and 2006, and this resulted in derivative instrument expense of $245,584 being recorded during the year ended March 31, 2006. For a full discussion on Derivative Instruments, see Note 15 to our consolidated financial statements for the years ended March 31, 2007 and 2006.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation for the years ended March 31, 2007 and 2006. We also believe that our business is not seasonal; however, significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there was no material effect on our operations or our financial condition a result of general economic and industry conditions for the years ended March 31, 2007 and 2006. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We finance our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facility, operating leases, trade payables, and the sale of equity and debt securities. We had a working capital deficit of $3,688,369 at March 31, 2007, compared to a working capital deficit of $688,507 at March 31, 2006.

Net cash provided by operating activities was $1,424,922 for the year ended March 31, 2007, as compared to net cash used in operating activities of $35,319 for the year ended March 31, 2006. The cash provided was primarily attributable to a decrease in amounts due to/from affiliates, net, of $16,857 based on net payments received, a decrease in prepaid expenses of $160,816 primarily due to the timing of insurance policy renewals, a decrease in other current assets of $65,958 primarily based on a decrease in refunds due from vendors, a decrease in other assets of $55,686, an increase in accounts payable of $2,821,233 based on increased purchases made on accounts, an increase in other payables of $264,504 primarily based on an increase in prepayments received from customers, an increase in income tax payable of $115, an increase in accrued expenses of $53,282, a decrease in net deferred income taxes of $12,894 as a result of the sales of marketable equity securities and an increase in available net operating loss carry forwards, partially offset by an increase in accounts receivable of $378,637 based on increases in credit sales, an increase in inventories of $1,542,077 due to increased restocking levels and to the increase in our product sales, and a decrease in accrued income taxes of $4,894 based on payments made.

Net cash provided by investing activities was $235,318, representing proceeds from the sale of property of $49,900, proceeds from the sale of marketable equity securities of $572,096, proceeds from repayments on notes receivable of $63,806 and notes receivable from an affiliate of $25,577, partially offset by purchases of property and equipment of $247,153, the purchase of a distributor agreement of $25,000 and the purchase of certificates of deposit of $203,908.

Net cash used in financing activities was $1,564,407, representing payments of long-term obligations of $899,875, the excess of payments versus advances received of $477,152 on our short-term revolving note, payment of short-term obligations of $163,799 and payments of fractional shares on common stock exchanged of $1.

At March 31, 2007, we had $1,104,845 in cash and cash equivalents, as compared to $1,009,012 at March 31, 2006.

We believe that cash expected to be generated from operations and current cash reserves will be sufficient for us to meet our capital expenditures and working capital needs, for our operations as presently conducted, together with funds we received in April 2007, as a result of an agreement we entered into on April 26, 2007, for an additional revolving credit facility in the amount of $1 million. Our future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations, expansion of facilities and possible acquisitions. In particular, if cash flows from operations are not sufficient, it will be necessary for us to seek additional financing. While there can be no assurance that such financing would be available in amounts and on terms acceptable to us, we believe that such financing would likely be available on acceptable terms. With respect to Laurus Master Fund, Ltd. (“Laurus”), although we do not have a definitive agreement, it is anticipated that all obligations due to Laurus will be converted into shares of GeoPharma, Inc. common stock at the time of the merger.

On September 30, 2004, we entered into a Securities Purchase Agreement with Laurus, whereby we completed the sale to Laurus of a secured convertible note in the principal amount of $6,000,000 and warrants to purchase 1,375,000 shares of our common stock. Net proceeds from the offering were used to pay the purchase price for the acquisition of Bob O’Leary Health Food Distributor Co., Inc., effective on October 1, 2004.

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

The convertible note may be prepaid by us in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. 115% of the full principal amount of the convertible note is due upon default under the terms of the convertible note. In addition, we have granted the investor a security interest in substantially all of our assets and intellectual property, as well as registration rights.

As of March 31, 2007 and 2006, the outstanding principal balance on the convertible note was $3,687,500 and $4,500,000, respectively. As of March 31, 2007 and 2006, 989,758 shares of our common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Initially, Laurus was not entitled to be issued shares of common stock in repayment of any portion of the convertible note if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of our issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to us of its revocation of such restriction. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event of default or if we sought to redeem the outstanding balance of the convertible debentures.

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

On March 29, 2005, we entered into agreements with Laurus, whereby we completed the sale to Laurus of convertible debt and a warrant to purchase our common stock in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The $3,000,000 proceeds of the funding were used for the acquisition of Dynamic Marketing, Inc. on March 31, 2005, costs associated with the acquisition and for working capital.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted proportionately in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or if we take such other actions as would otherwise result in dilution. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus.

115% of the full principal amount of the convertible notes is due upon default under the terms of convertible notes. Laurus had contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of our common stock. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event there was an event of default or if we sought to redeem the outstanding balance of the convertible deventures.

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could have declared the obligations in default and sought immediate repayment, but it gave no indication of doing so. If immediate repayment had been required, we would not have had sufficient funds and Laurus could have taken legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, March 8, 2007 and March 27, 2007, the Company filed amendments to this Registration Statement on Form SB-2. On April 9, 2007, the Securities and Exchange Commission declared the Registration Statement to be effective.

On May 24, 2006, we entered into an Amendment Agreement with Laurus, pursuant to which we modified earlier agreements among the parties. In connection with the March 29, 2005 financing, we received certain overadvances of funds in the aggregate amount of $572,094, as of May 24, 2006. In accordance with the Amendment Agreement, Laurus permitted us to sell a sufficient number of shares of GeoPharma, pledged by us to Laurus, in connection with the September 30, 2004 financing, by June 5, 2006 in satisfaction of the overadvances, with the proceeds being paid to Laurus. Any remaining unsold shares of GeoPharma were delivered to Laurus to be held pursuant to the original pledge agreement. In June 2006, we sold 143,024 shares of GeoPharma at $4.00 per share. Proceeds from the sale were paid to Laurus in satisfaction of the overadvances. This resulted in our recognizing a gain on the sale of marketable equity securities of zero and $572,096, respectively, for the year ended March 31, 2007.

On April 11, 2007, the Company entered into a Postponement and Amendment Agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties. The agreement provides for the following:

•

Principal payments under the September 2004 note are reduced to $75,000 per month for each of the months commencing January 2007 through the maturity date of the note, at which time all deferred payments become due and owing;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 2005 revolving note shall be due and payable on December 31, 2007;

•	In consideration for the foregoing, the Company issued an aggregate of 350,000 restricted shares of its common stock to Laurus.

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

On May 3, 2005, we received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to us in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of March 31, 2007, the remaining principal balance on the note was $152,935 and the note is in default.

On July 21, 2005, we entered into a capital lease with NEC Financial Services, Inc. for the purchase of equipment, in the principal amount of $22,979. The principal together with interest at the rate of 11.326% per annum is payable in 60 monthly installments commencing July 21, 2005 in the amount of $499. As of March 31, 2007, the principal balance on the lease was $16,207.

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

On May 15, 2006, we received a promissory note in conversion of accounts receivable from Better Nutrition, LLC in the principal amount of $170,403. The note shall be paid to us in twenty-four (24) semi-monthly installments of $7,366, including principal and interest at 7.75% per annum, commencing May 15, 2006. As of March 31, 2007, the remaining principal balance on the note was $149,311 and the note is in default.

On June 1, 2006, the Company entered into a lease with The Northwestern Mutual Life Insurance Company, whereby the Company agreed to lease approximately 14,725 square feet of warehouse space for its warehousing and shipping operations in Henderson, Nevada, for a term of five years commencing on June 1, 2006 and ending on May 31, 2011. This facility is used for a portion of the Company’s warehousing and shipping operations. The initial rental under the lease was $76,865 annually.

On June 7, 2006, we issued 166,405 restricted shares of our common stock to Dynamic Health Products, Inc. 401(k) Plan for our contribution to the employees 401(k) benefit plan.

On June 9, 2006, the Company issued a Standby Letter Of Credit and Security Agreement to First Community Bank Of America, in the amount of $500,000 in favor of Iovate Health Sciences USA, Inc. The Company pledged an aggregate of $200,000 in certificates of deposit as collateral for the letter of credit. In addition, Jugal K. Taneja, Chairman of the Board of the Company, pledged additional collateral in the form of a $300,000 certificate of deposit and Mandeep K. Taneja, the Company’s Chief Executive Officer, personally guaranteed the letter of credit.

On September 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $132,052. The principal together with interest at the rate of 7.732% per annum is payable in nine monthly installments commencing October 1, 2006 in the amount of $15,149. As of March 31, 2007, the principal balance on the note was $30,008.

On September 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $25,347. The principal together with interest at the rate of 9.861% per annum is payable in nine monthly installments commencing October 1, 2006 in the amount of $2,933. As of March 31, 2007, the principal balance on the note was $5,798.

On September 21, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $13,831. The principal together with interest at the rate of 10% per annum is payable in nine monthly installments commencing October 21, 2006 in the amount of $1,601. As of March 31, 2007, the principal balance on the note was $4,727.

On November 1, 2006, we issued a note payable to AFCO Credit Corporation, for insurance expenses associated with a new policy, in the principal amount of $32,136. The principal together with interest at the rate of 7.73% per annum is payable in seven monthly installments commencing December 1, 2006 in the amount of $4,710. As of March 31, 2007, the principal balance on the note was $9,330.

On November 7, 2006, the Company entered into a lease agreement with Becknell Wholesale I, LP, effective January 1, 2007, whereby the Company agreed to lease approximately 9,000 square feet of office and warehouse space for its warehousing and shipping operations in Dallas, Texas. This facility is used for a portion of the Company’s warehousing and shipping operations. The lease is for a term of 64 months commencing on January 1, 2007 and ending on April 30, 2012. The initial rental under the lease is $42,750 annually.

On April 26, 2007, the Company entered into a Business Loan Agreement with First Community Bank of America (“FCB”), whereby the Company issued a secured Promissory Note to FCB in the maximum principal amount of $1,000,000, or so much as may be outstanding, together with interest on the unpaid outstanding principal balance from time to time. Loan advances will be made from time to time upon the request of the Company. The note matures on October 15, 2007. Annual interest on the note is equal to the U.S. Prime Rate as published in The Wall Street Journal, plus 1%. Interest shall be calculated from the date of each advance until repayment of each advance. Interest on the note is payable monthly on the 26th day of each month, commencing May 26, 2007. There is no prepayment penalty on the note. The note is guaranteed by Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s Chief Executive Officer and President. In addition, Jugal Taneja and his spouse, and Mandeep Taneja have pledged certain shares of the Company’s common stock as collateral for the note. Proceeds of the note will be used for short-term working capital needs.

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

Item 8B.	OTHER INFORMATION.

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are the names and certain information regarding the current Directors and Executive Officers of the Company:

Name	Age	Position	Director Since
Jugal K. Taneja	63	Chairman of the Board and Director	1992
Mandeep K. Taneja	33	Chief Executive Officer, President and Director	2000
Cani I. Shuman	50	Chief Financial Officer, Secretary, Treasurer and Director	2001
Kotha S. Sekharam, Ph.D.	56	Director	1995
Rakesh K. Sharma, M.D.	49	Director	1999
Morton L. Stone	76	Director	2002

Pursuant to the Company’s bylaws, each director serves for a term of one year and until his successor is duly qualified. Officers are elected annually by the Board of Directors (subject to the terms of any employment agreement), at the Company’s annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. Some of the directors and executive officers of the

Company also serve in various capacities with subsidiaries of the Company. Mandeep K. Taneja is the adult son of Jugal K. Taneja. There are no other family relationships among any of the Company’s other directors or executive officers.

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

Compensation Committee

The Company has a compensation committee, which consists of Dr. Kotha S. Sekharam, Dr. Rakesh K. Sharma and Morton L. Stone.

Executive Committee

The Company has an executive committee, which consists of Cani I. Shuman, Jugal K. Taneja and Mandeep K. Taneja

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5, furnished to the Company during the years ended March 31, 2007 and 2006, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company’s common stock that failed to file reports required by Section 16(a) of the Securities Exchange Act of 1934 on a timely basis during the year ended March 31, 2007, except the following:

Name	Number of Late Filings
William L. LaGamba	4

Code of Ethics

The Company has adopted its Code of Ethics and Business Conduct for Officers, Directors and Employees, that applies to all of the officers, directors and employees of the Company. The Code of Ethics was filed as an exhibit to the Company’s March 31, 2003 Annual Report on Form 10-KSB.

Item 10.	EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid during the two years ended March 31, 2007 and 2006 to our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer. Other than as listed below, the Company had no executive officers whose total annual salary and bonus exceeded $100,000 for that fiscal year.

Name and Principal Position	Year	Salary $		Bonus $ (1)		Stock Awards $		Option Awards $ (2)		Non-Equity Incentive Plan Compensation $		Nonqualified Deferred Compensation Earnings $		All Other Compensation $ (3)		Total $
Mandeep K. Taneja, Chief Executive Officer and President (a)	2007 2006	$ $	175,148 165,187	$ $	15,000 0	$ $	0 0	$ $	261,632 0	$ $	0 0	$ $	0 0	$ $	17,848 6,408	$ $	469,628 171,595
Cani I. Shuman, Chief Financial Officer, Secretary and Treasurer (b)	2007 2006	$ $	91,919 86,072	$ $	10,000 0	$ $	0 0	$ $	62,917 0	$ $	0 0	$ $	0 0	$ $	3,588 1,190	$ $	168,424 87,262
Jugal K. Taneja, Chairman (c)	2007 2006	$ $	163,333 150,000	$ $	0 0	$ $	0 0	$ $	353,874 0	$ $	0 0	$ $	0 0	$ $	25,000 500	$ $	542,207 150,500

(1)	The cash bonuses paid during the fiscal year ended March 31, 2007 were for services rendered during the fiscal year ended March 31, 2006.
(2)	The value of option awards shown in this column represent the dollar amount of compensation expense recognized for financial statement reporting purposes in our financial statements for the fiscal year ended March 31, 2007, based on the fair value of all options granted to the named executive officers. These values include expense for options granted during the fiscal year ended March 31, 2007 and expense for options granted prior to April 1, 2006, all of which were converted into restricted shares of our common stock on March 28, 2007, and expense for value in excess upon conversion, in accordance with SFAS No. 123R, excluding forfeitures. There were no forfeitures during the fiscal year ended March 31, 2007 by the named executive officers. There were no stock options granted to the named executive officers during the fiscal year ended March 31, 2006. These grants and the exchange of stock options issued are included and discussed further below.

(a)	Compensation expense for restricted shares of our common stock issued to Mandeep Taneja in exchange for all of his stock options held:

Grant Date	Number Of Options	Black-Scholes Value At Issuance	Number Of Shares Issued In Exchange	Value of Shares Issued In Exchange	2007 Compensation Expense
12/20/2002	100,000	$15,918	71,626	$35,813	$19,895
1/23/2004	25,000	$24,874	5,000	$2,500	$6,737
7/17/2006	250,000	$75,000	88,492	$44,246	$75,000
7/24/2006	500,000	$160,000	150,793	$75,397	$160,000

Totals	875,000	$275,792	315,911	$157,956	$261,632

(b)	Compensation expense for restricted shares of our common stock issued to Cani Shuman in exchange for all of her stock options held:

Grant Date	Number Of Options	Black-Scholes Value At Issuance	Number Of Shares Issued In Exchange	Value of Shares Issued In Exchange	2007 Compensation Expense
12/20/2002	100,000	$15,923	74,206	$37,103	$21,180
1/23/2004	25,000	$24,873	5,000	$2,500	$6,737
7/17/2006	100,000	$35,000	41,269	$20,635	$35,000

Totals	225,000	$75,796	120,475	$60,238	$62,917

(c)	Compensation expense for restricted shares of our common stock issued to Jugal Taneja in exchange for all of his stock options held:

Grant Date	Number Of Options	Black-Scholes Value At Issuance	Number Of Shares Issued In Exchange	Value of Shares Issued In Exchange	2007 Compensation Expense
12/20/2002	200,000	$33,335	143,253	$71,627	$39,292
1/23/2004	50,000	$49,748	10,000	$5,000	$13,473
10/1/2004	500,000	$452,219	100,000	$50,000	$226,109
7/17/2006	250,000	$75,000	88,492	$44,246	$75,000

Totals	1,000,000	$610,302	341,745	$170,873	$353,874

(3)	See the All Other Compensation table below for addition information.

All Other Compensation

The following table reflects each component of the “All Other Compensation” column in the Summary Compensation Table. For each named executive officer, these components consist of our matching contributions to our 401(k) Plan and perquisites. We do not provide tax gross-ups on director fees or any perquisites.

Name		401(k) Contributions (1)		Director Fees		Perquisites (2)		Total All Other Compensation
Mandeep K. Taneja (a)	2007 2006	$ $	4,950 1,273	$ $	1,000 500	$ $	11,898 4,635	$ $	17,848 6,408
Cani I. Shuman	2007 2006	$ $	2,588 690	$ $	1,000 500	$ $	0 0	$ $	3,588 1,190
Jugal K. Taneja (b)	2007 2006		N/A N/A	$ $	1,000 500	$ $	24,000 0	$ $	25,000 500

(1)	Restricted shares of our common stock were issued for the employer’s matching contribution to our 401(k) plan, in lieu of cash, to all participating employees. This column reflects the dollar value of the shares issued.
(2)	(a) Includes $7,000 paid as compensation for guarantee of letter of credit in 2007. Social club dues paid were $4,898 in 2007 and $4,635 in 2006.

(b)	Compensation for guarantee of letter of credit in 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding unexercised options, unvested shares of common stock or any awards under an equity incentive plan as of March 31, 2007 for our Chief Executive Officer and our two most highly compensated executive officers other than the Chief Executive Officer, therefore the table has been omitted.

DIRECTOR COMPENSATION

The following table summarizes the compensation we paid to our non-employee directors during the fiscal year ended March 31, 2007. Compensation information for Mandeep Taneja, our Chief Executive Officer, Cani Shuman, our Chief Financial Officer and Jugal Taneja, our Chairman, is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash $ (2)	Stock Awards $	Option Awards $ (3)	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Kotha S. Sekharam (a)	$1,000	$0	$65,611	$0	$0	$0	$66,611
Rakesh K. Sharma (a)	$1,000	$0	$65,611	$0	$0	$0	$66,611
Morton L. Stone (a)	$1,000	$0	$65,611	$0	$0	$0	$66,611
Robert A. Herrmann, Jr. (1)	$500	$0	$35,000	$0	$0	$0	$35,500

(1)	Resigned from our Board effective October 23, 2006.
(2)	The amounts listed in this column include the payment of director fees for meetings attended. Fees earned by a director vary depending upon the number of Board meetings attended by the director, and for those directors that are committee members, fees vary based on the number of committee meeting attended by the director.
(3)	The value of option awards shown in this column represent the dollar amount of compensation expense recognized for financial statement reporting purposes in our financial statements for the fiscal year ended March 31, 2007, based on the fair value of all options granted to the director. These values include expense for options granted during the fiscal year ended March 31, 2007 and expense for options granted prior to April 1, 2006, all of which were converted into restricted shares of our common stock on March 28, 2007, and expense for value in excess upon conversion, in accordance with SFAS No. 123R, excluding forfeitures. Forfeitures amounted to $35,000 during the fiscal year ended March 31, 2007 by Mr. Robert Herrmann. There were no stock options granted for our directors during the fiscal year ended March 31, 2006. These grants and the exchange of stock options issued are included and discussed further below.

(a)	Compensation expense for restricted shares of our common stock issued to each non-employee director in exchange for all of their stock options held:

Grant Date	Number Of Options	Black-Scholes Value At Issuance	Number Of Shares Issued In Exchange	Value of Shares Issued In Exchange	2007 Compensation Expense
12/20/2002	100,000	$15,923	74,206	$37,103	$21,180
1/23/2004	35,000	$34,822	7,000	$3,500	$9,431
7/17/2006	100,000	$35,000	41,269	$20,635	$35,000

Totals	235,000	$85,745	122,475	$61,238	$65,611

Consulting Agreement

Jugal K. Taneja has been a valuable employee of the Company and management of the Company realized that Mr. Taneja has demonstrated a keen understanding of the Company’s operations, such that it is desirable to retain Mr. Taneja’s services under a consulting agreement. On February 14, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja, to reflect his current position as a consultant to the Company. During the three year term of the Consulting Agreement, commencing January 1, 2002, Mr. Taneja shall be deemed to be an independent contractor and is free to devote his time, energy and skill to any such person, firm or company as he deems advisable. The annual compensation payable under the agreement was $240,000, as consideration for the services to be rendered under the agreement. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. On July 17, 2006, upon mutual agreement between the parties, commencing August 1, 2006, the annual base compensation payable under the agreement was increased to $170,000. The agreement contains confidentiality and non-compete provisions. The agreement has continued under the same terms and amounts, however, there is no written agreement at this time.

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

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of March 31, 2007 and 2006 was

$83,127 and $249,382, respectively. The initial valuation of these options was $498,763. For the years ended March 31, 2007 and 2006, the Company included compensation expense in the amount of $166,254 in selling, general and administrative expenses in the statements of operations, for these options.

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

The following represents the common stock options outstanding as of March 31, 2006 and 2007.

Option balance outstanding, March 31, 2005	1,955,000
Granted	5,000
Exercised	0
Forfeited	0

Option balance outstanding, March 31, 2006	1,960,000
Granted	1,650,000
Exercised	0
Exchanged for common stock	(2,905,000)
Forfeited	(705,000)

Option balance outstanding, March 31, 2007	0

As of March 31, 2007, there were no options outstanding. As of March 31, 2006, there were 1,960,000 options outstanding.

On March 28, 2007, the Company issued an aggregate of 1,186,825 restricted shares of common stock in exchange for the cancellation of 2,905,000 outstanding options to purchase common stock. The options had exercise prices ranging from $0.1625 to $1.14. All persons who received shares in exchange for cancellation of options entered into lock up agreements, pursuant to which they are not permitted to sell, assign, encumber, grant an option with respect to, or transfer and/or dispose of such shares for a period of three years, except with prior written consent of the Company.

Forfeited options represent options granted to one or more employees of record whose employment is terminated , voluntarily or involuntarily, and based on their termination date, such options were considered nonvested. In addition, forfeited options include an aggregate of 250,000 options issued in connection with an acquisition, which were subsequently cancelled.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of the Company’s securities as of March 31, 2007:

•	by each person who is known by us to beneficially own more than 5% of our securities;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

Title Of Class	Name And Address Of Beneficial Owner(1)	Amount And Nature Of Beneficial Ownership(2)	Approximate Percent Of Class (%)
Common	Jugal K. Taneja(3)	4,873,453	30.0%
Common	Manju Taneja(4)	2,123,149	13.1%
Common	Mandeep K. Taneja	1,843,007	11.3%
Common	Laurus Master Fund, Ltd.(5)	1,784,621	9.9%
Common	William L. LaGamba(6)	1,536,000	9.5%
Common	Michele LaGamba(7)	1,536,000	9.5%
Common	Mihir K. Taneja	1,479,996	9.1%
Common	Kotha S. Sekharam, Ph.D.(8)	584,939	3.6%
Common	Morton L. Stone	230,175	1.4%
Common	Cani I. Shuman	150,475	0.9%
Common	Rakesh K. Sharma, M.D.	122,475	0.8%
Common	All officers and directors as a group (6 persons)	7,804,524	48.1%

(1)	Except as otherwise noted, the address for the above identified officers and directors is c/o Dynamic Health Products, Inc. at 12399 Belcher Road South, Suite 140, Largo, FL 33773.

(2)	Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them. Percentages are based upon the assumption that each shareholder has exercised all of the currently exercisable options he or she owns which are currently exercisable or exercisable within 60 days and that no other shareholder has exercised any options he or she owns.
(3)	Includes 1,652,740 shares beneficially owned by Manju Taneja, Jugal K. Taneja’s spouse, as to which Mr. Taneja exercises no investment or voting power and disclaims beneficial ownership. Also includes (i) 2,680,304 shares owned by Carnegie Capital, Ltd. and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd. Mr. Taneja is the general partner of Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd. As such, Mr. Taneja holds sole voting and investment power with respect to the shares held of record by Carnegie Capital, Ltd. and First Delhi Family Partnership, Ltd.
(4)	Includes 470,409 shares beneficially owned by Jugal K. Taneja, as to which Manju Taneja exercises no investment or voting power and disclaims beneficial ownership. Excludes (i) 2,680,304 shares owned by Carnegie Capital, Ltd., and (ii) 70,000 shares owned by First Delhi Family Partnership, Ltd., as to which Mrs. Taneja exercises no investment or voting power and disclaims beneficial ownership.
(5)	Includes 1,084,621 shares issuable upon conversion of convertible debentures. Laurus is also entitled to receive an additional 4,782,514 shares of common stock upon conversion of presently convertible debentures, however, Laurus has contractually agreed to restrict their ability to convert their secured convertible notes such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 9.9% of the then issued and outstanding shares of common stock as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934. This restriction can be waived by Laurus upon 75 days’ prior written notice. Laurus Capital Management, LLC may be deemed a control person of the shares owned by Laurus Master Fund, Ltd. David Grin and Eugene Grin are the sole managing members of Laurus Capital Management, LLC. Laurus is not a registered broker dealer or an affiliate of a broker dealer.
(6)	Includes 552,000 shares owned by Michele LaGamba, Mr. LaGamba’s wife, as to which Mr. LaGamba exercises no investment or voting power and disclaims beneficial ownership. Also includes and 505,000 shares held by Mr. LaGamba as custodian for their minor children.
(7)	Includes 479,000 shares owned by William L. LaGamba, and 505,000 shares held by Mr. LaGamba as custodian for their minor children, as to which Mrs. LaGamba exercises no investment or voting power and disclaims beneficial ownership.
(8)	Includes 40,000 shares owned by Madhavi Sekharam, Dr. Sekharam’s spouse, as to which Dr. Sekharam exercises no investment or voting power and disclaims beneficial ownership.

The above-referenced table is based on 16,241,860 shares issued and outstanding as of March 31, 2007.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As of March 31, 2007 and 2006, the Company’s investment in GeoPharma, Inc. (“GeoPharma”), consisting of 204,914 and 347,938 shares of its common stock, respectively, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma.

As of March 31, 2007 and 2006, the Company’s investment in Vertical Health Solutions, Inc. (“Vertical”), consisting of 253,337 shares of its common stock, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a director and a principal shareholder of Vertical.

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

For the years ended March 31, 2007 and 2006, purchases of products from subsidiaries of GeoPharma were $99,344 and $182,872, respectively, and sales of products to subsidiaries of GeoPharma were $65 and $31,157, respectively. As of March 31, 2007 and 2006, $26,363 and $26,554, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of March 31, 2007 and 2006, $3,960 and $2,175, respectively, were due from GeoPharma.

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

PART IV

Item 13.	EXHIBITS.

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004. (5)

10.1	Securities Purchase Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.2	Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.3	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.4	Guaranty issued by Jugal K. Taneja to Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.5	Subsidiary Guaranty between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.6	Supplemental Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.7	Subsidiary Stock Pledge Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.8	Secured Convertible Term Note issued by the Company to Laurus Master Fund, Ltd., dated as of September 30, 2004. (4)

10.9	Lease Agreement by and between the Company and Robert O’Leary and Linda O’Leary, dated as of October 1, 2004. (7)

10.10	Employment Agreement between the Company and Joseph Mies, dated as of September 30, 2004. (7)

10.11	Warehouse/Office Lease by and between the Company and Yale Mosk & Co, dated as of February 8, 2005. (7)

10.12	Lease Agreement by and between the Company and GAM Realty, LLC, dated as of March 29, 2005. (7)

10.13	Security Agreement by and among the Company and Laurus Master Fund, Ltd., dated as of March 29, 2005. (6)

10.14	Secured Revolving Note issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (6)

10.15	Secured Convertible Minimum Borrowing Note issued by the Company to Laurus Master Fund, Ltd., dated as of March 29, 2005. (6)

10.16	Registration Rights Agreement between the Company and Laurus Master Fund, Ltd., dated as of March 29, 2005. (6)

10.17	Amendment No. 1 to Master Security Agreement between the Company and Laurus Master Fund, Ltd., dated as of September 30, 2004. (6)

10.18	Postponement Agreement by and between Laurus Master Fund, Ltd. and Dynamic Health Products, Inc., dated as of July 19, 2005. (8)

10.19	Postponement and Amendment Agreement by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary, dated as of April 28, 2006. (9)

10.20	Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., effective as of March 29, 2005. (9)

10.21	Amended and Restated Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., effective as of March 29, 2005. (9)

10.22	Amended and Restated Secured Convertible Term Note issued to Laurus Master Fund, Ltd., effective as of September 30, 2004. (9)

10.23	Amended and Restated Registration Rights Agreement, restated as of April 28, 2006, by and between Laurus Master Fund, Ltd. and the Company. (9)

10.24	Amendment Agreement by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Subsidiary, dated as of May 24, 2006. (10)

10.25	Industrial Real Estate Lease by and between Bob O’Leary Health Food Distributor Co., Inc. and The Northwestern Mutual Life Insurance Company, dated as of July 10, 2006.

10.26	Amendment Agreement, dated as of October 4, 2006, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Dynamic Marketing I, Inc. (11)

10.27	Second Amended and Restated Secured Convertible Minimum Borrowing Note issued to Laurus Master Fund, Ltd., effective as of October 4, 2006. (11)

10.28	Second Amended and Restated Secured Revolving Note issued to Laurus Master Fund, Ltd., effective as of October 4, 2006. (11)

10.29	Second Amended and Restated Convertible Term Note issued to Laurus Master Fund, Ltd., effective as of October 4, 2006. (11)

10.30	Commercial Lease Agreement by and between Becknell Wholesale I, LP and Bob O’Leary Health Food Distributor Co., Inc., dated as of November 10, 2006.

10.31	Postponement And Amendment Agreement, dated as of April 11, 2007, by and among Laurus Master Fund, Ltd., Dynamic Health Products, Inc. and Dynamic Marketing I, Inc. (12)

10.32	Business Loan Agreement, dated as of April 26, 2007, by and between Dynamic Health Products, Inc. and First Community Bank of America. (13)

10.33	Promissory Note issued by the Company to First Community Bank of America, dated April 26, 2007. (13)

10.34	Commercial Security Agreement, dated as of April 26, 2007, by and between Dynamic Health Products, Inc. and First Community Bank of America. (13)

10.35	Agreement And Plan Of Reorganization, dated as of May 14, 2007, by and among GeoPharma, Inc., Florida Merger Subsidiary Corp. and Dynamic Health Products, Inc. (14)

14.1	Code of Ethics of Dynamic Health Products, Inc. (4)

21.1	Dynamic Health Products, Inc. – List of Subsidiaries.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated September 30, 2004, file number 0-23031, filed in Washington, D.C. on October 6, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated March 29, 2005, file number 0-23031, filed in Washington, D.C. on April 1, 2005.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2005, file number 0-23031, filed in Washington, D.C. on July 14, 2005.
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-2, dated August 19, 2005, file number 333-127692, filed in Washington, D.C. on August 19, 2005.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 28, 2006, file number 0-23031, filed in Washington, D.C. on May 3, 2006.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 24, 2006, file number 0-23031, filed in Washington, D.C. on May 31, 2006.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 4, 2006, file number 0-23031, filed in Washington, D.C. on October 5, 2006.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 11, 2007, file number 0-23031, filed in Washington, D.C. on April 11, 2007.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2007, file number 0-23031, filed in Washington, D.C. on April 26, 2007.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14, 2007, file number 0-23031, filed in Washington, D.C. on May 17, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Total fees billed for professional services rendered by the Company’s principal accountant for the audit and review of the Company’s financial statements included in the Company’s Form 10-QSBs and Form 10-KSBs, and services provided in connection with the Company’s Form 8-Ks, Form S-2s, Form SB-2s, and Form S-8s, during the years ended March 31, 2007 and 2006 were $62,288 and $85,725, respectively.

Tax Fees

Total fees billed for professional services rendered by the Company’s principal accountant for tax services relating to the preparation of the Company’s federal and state income tax returns and tax advice and planning during the years ended March 31, 2007 and 2006 were $10,110 and $3,911, respectively.

All Other Fees

Total fees billed for professional services rendered by the Company’s principal accountant for consultation related to research of various accounting issues addressed in SEC comments received by the Company and assistance in preparation of responses to the SEC during the years ended March 31, 2007 and 2006 were $14,975 and $25,951, respectively.

During the years ended March 31, 2007 and 2006, the Company’s principal accountant only performed audit, tax and other related services, as indicated above.

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

DYNAMIC HEALTH PRODUCTS, INC.

Date: June 26, 2007	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive Officer,
President and Director

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant in the capacities as on June 26, 2007.

Signature		Title

By:	/s/ Jugal K. Taneja	Chairman of the Board and Director
Jugal K. Taneja

By:	/s/ Mandeep K. Taneja	Chief Executive Officer,
	Mandeep K. Taneja	President and Director
(principal executive officer)

By:	/s/ Cani I. Shuman	Chief Financial Officer,
	Cani I. Shuman	Secretary, Treasurer and Director
(principal financial and accounting officer)

By:	/s/ Kotha S. Sekharam	Director
Kotha S. Sekharam

By:		Director
Rakesh K. Sharma

By:		Director
Morton L. Stone

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Dynamic Health Products, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Health Products, Inc. and Subsidiaries as of March 31, 2007 and 2006 and the consolidated results of operations and cash flows for the years ended March 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company has restated its consolidated financial statements, as of March 31, 2006 and for the year then ended.

/s/ BRIMMER, BUREK & KEELAN LLP
Brimmer, Burek & Keelan LLP

Tampa, Florida
June 26, 2007

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31,

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,104,845	$1,009,012
Certificates of deposit	203,908	—
Marketable equity securities, net	947,223	1,637,763
Accounts receivable, net	2,694,188	2,485,954
Inventories, net	6,021,047	4,478,970
Prepaid expenses	310,994	223,515
Deferred consulting fees	83,127	215,004
Other current assets	194,928	163,766
Due from affiliates	3,960	2,500
Notes receivable, net	205,125	165,708
Note receivable from affiliate	—	44,082

Total current assets	11,769,345	10,426,274

Property, plant and equipment, net	714,043	743,846

Note receivable	—	29,940
Goodwill	4,145,130	4,145,130
Intangible assets, net	464,268	749,217
Deferred consulting fees	—	83,127
Other assets	21,831	77,517
Deferred income taxes	49,400	—

Total assets	$17,164,017	$16,255,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving note payable, net	$1,989,765	$1,609,240
Current portion of long-term obligations	3,755,176	2,093,540
Accounts payable	7,911,918	5,090,685
Other payables	676,034	411,530
Income tax payable	115	—
Accrued expenses	397,026	343,744
Accrued income taxes	925	5,819
Obligations to affiliates	26,363	26,551
Notes payable	49,863	10,296
Derivative financial instruments	650,529	1,523,376

Total current liabilities	15,457,714	11,114,781
Long-term obligations, less current portion	11,837	61,899
Deferred income taxes	—	186,300

Total liabilities	15,469,551	11,362,980

Commitments and contingencies

Shareholders’ equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 16,241,860 and 14,463,630 shares issued and outstanding	162,419	144,636
Additional paid-in capital	5,045,370	4,004,048
Retained earnings (deficit)	(4,087,118)	(272,354)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	573,795	1,015,741

Total shareholders’ equity	1,694,466	4,892,071

Total liabilities and shareholders’ equity	$17,164,017	$16,255,051

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2007	2006
		(Restated)
Revenues	$56,810,439	$50,142,206

Cost of goods sold	46,354,506	40,985,199

Gross profit	10,455,933	9,157,007

Operating expenses:
Selling, general and administrative expenses	11,031,264	9,226,697
Amortization expense	309,949	300,522
Depreciation expense	192,280	154,526

Total operating expenses	11,533,493	9,681,745

Operating income (loss) before other income and expense	(1,077,560)	(524,738)

Other income (expense):
Interest income	23,528	23,912
Other income and expenses, net	53,752	(161,347)
Gain (loss) on sale of property	(34,776)	(4,828)
Gain on sale of marketable equity securities	572,096	—
Gain from debt extinguishment	153,750	—
Derivative instrument income (expense), net	674,097	10,314,794
Derivative instrument interest expense	(3,311,752)	(3,311,752)
Interest expense	(827,294)	(749,873)

Total other income (expense)	(2,696,599)	6,110,906

Income (loss) before income taxes	(3,774,159)	5,586,168

Income tax expense (benefit)	40,605	(317,742)

Net income (loss)	(3,814,764)	5,903,910

Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$(3,814,764)	$5,903,910

Basic income (loss) per share	$(0.25)	$0.41

Basic weighted average number of common shares outstanding	15,006,057	14,308,264

Diluted income (loss) per share	$(0.25)	$0.08

Diluted weighted average number of common shares outstanding	15,006,057	21,481,634

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED MARCH 31, 2007 AND 2006

									Accumulated Other Comprehensive Income

	Series A Preferred Stock		Series B Preferred Stock				Additional Paid-in Capital	Retained Earnings (Deficit)	Unrealized Gains (Losses) on Securities	Total Shareholders’ Equity
					Common Stock
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2005 (Restated)	—	$—	—	$—	14,024,592	$140,246	$3,735,266	$(6,176,264)	$711,602	$(1,589,150)
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	5,903,910		5,903,910
Unrealized gains (losses) on marketable equity securities (net of tax of $171,078)	—	—	—	—	—	—	—	—	304,139	304,139

Comprehensive income (loss)										6,208,049
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	187,000	—		189,750
Issuance of 14,038 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	14,038	140	8,283	—		8,423
Issuance of 150,000 shares of common stock at $.50 per share	—	—	—	—	150,000	1,500	73,500	—		75,000
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(1)	—		(1)

Balances at March 31, 2006	—	—	—	—	14,463,630	144,636	4,004,048	(272,354)	1,015,741	4,892,071
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(3,814,764)		(3,814,764)
Unrealized gains (losses) on marketable equity securities (net of tax of $248,595)	—	—	—	—	—	—	—	—	(441,946)	(441,946)

Comprehensive income (loss)										(4,256,710)
Share-based compensation	—	—	—	—	—	—	316,844	—		316,844
Issuance of 150,000 shares of common stock in exchange for cancellation of common stock warrants	—	—	—	—	150,000	1,500	35,247	—		36,747
Issuance of 275,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	275,000	2,750	64,422	—		67,172
Issuance of 166,405 shares of common stock as employer contribution to profit sharing plan	—	—	—	—	166,405	1,664	43,265	—		44,929
Issuance of 1,186,825 shares of common stock in exchange for common stock options	—	—	—	—	1,186,825	11,869	581,545	—		593,414
Cash paid in lieu of fractional shares for common stock exchanged, in relation to August 1998 reverse stock split	—	—	—	—	—	—	(1)	—		(1)

Balances at March 31, 2007	—	$—	—	$—	16,241,860	$162,419	$5,045,370	$(4,087,118)	$573,795	$1,694,466

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(3,814,764)	$5,903,910

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	502,229	455,048
Amortization of deferred consulting fees	215,004	308,755
Amortization of debt discount to interest expense	139,873	60,493
Share-based compensation expense	910,258	—
Derivative instrument (income) expense, net	(674,097)	(10,314,794)
Derivative instrument interest expense	3,311,752	3,311,752
(Gain) loss on sale property	34,776	4,828
Gain on sale of marketable equity securities	(572,096)	—
Gain from debt extinguishment	(153,750)	—
Changes in operating assets and liabilities:
Accounts receivable	(378,637)	(96,523)
Inventories	(1,542,077)	422,467
Due to/from affiliates, net	16,857	(56,959)
Prepaid expenses	160,816	216,804
Other current assets	65,958	54,699
Other assets	55,686	(12,308)
Accounts payable	2,821,233	(69,923)
Other payables	264,504	138,637
Income tax payable	115	—
Accrued expenses	53,282	(41,238)
Accrued income taxes	(4,894)	810
Deferred income taxes	12,894	(321,777)

Net cash provided by (used in) operating activities	1,424,922	(35,319)

Cash flows from investing activities:
Purchases of property and equipment	(247,153)	(122,702)
Proceeds from sale of property	49,900	2,000
Proceeds from sale of marketable equity securities	572,096	—
Repayments of notes receivable	63,806	135,345
Repayments of note receivable from affiliate	25,577	2,471
Purchase of distributor agreement	(25,000)	—
Purchase of certificates of deposit	(203,908)	—
Adjustment to purchase price of Dynamic Marketing, Inc.	—	(17,517)
Adjustment to purchase price of customer list	—	(7,306)
Purchase of trademark	—	(435)

Net cash provided by (used in) investing activities	235,318	(8,144)

Cash flows from financing activities:
Payments of long-term obligations	(899,875)	(593,631)
Proceeds from issuance of short-term obligations	8,959,376	10,400,590
Payments of short-term obligations	(9,600,327)	(10,700,044)
Payment of common stock registration costs	(23,580)	—
Payments of fractional shares on common stock exchanged	(1)	(1)
Proceeds from issuance of common stock	—	75,000

Net cash used in financing activities	(1,564,407)	(818,086)

Net increase (decrease) in cash	95,833	(861,549)

Cash at beginning of period	1,009,012	1,870,561

Cash at end of period	$1,104,845	$1,009,012

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued

FOR THE YEARS ENDED MARCH 31,

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$698,798	$616,759

Cash paid during the period for income taxes	$50,563	$—

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$170,403	$330,993

Supplemental schedule of non-cash financing activities:
Issuance of common stock in exchange for cancellation of common stock warrants	$45,000	$—

Issuance of common stock for employer contribution to profit sharing plan	$44,929	$8,423

Issuance of common stock for postponement agreement	$82,500	$189,750

Issuance of long-term obligations for purchase of equipment	$—	$22,979

Issuance of short-term obligations for prepaid expenses	$203,366	$41,917

See accompanying notes to consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

a. Principles of Consolidation

The accompanying consolidated financial statements as of and for the years ended March 31, 2007 and 2006 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (FL), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc., and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (NV), Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. Significant intercompany balances and transactions have been eliminated in consolidation.

b. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

c. Investments in Equity Securities

At March 31, 2007 and 2006, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

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

MARCH 31, 2007 AND 2006

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

i. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets” (SFAS 144), the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded as of and for the years ended March 31, 2007 and 2006.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

l. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at March 31, 2007 and 2006, as well as the reported amounts of revenues and expenses for the years ended March 31, 2007 and 2006. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

m. Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (SAB101), revenues result from product sales and are recognized by the Company upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to customers). Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Costs incurred by the Company for shipping, handling and warehousing are included in selling, general and administrative expenses, and were $2,119,397 and $1,933,674, for the years ended March 31, 2007 and 2006, respectively.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

n. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting On Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $359,712 and $421,038 for the years ended March 31, 2007 and 2006, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting By A Customer (Including A Reseller) For Certain Consideration Received From A Vendor”. These allowances are included as a reduction in cost of goods sold and were $419,623 and $318,455, respectively, for the years ended March 31, 2007 and 2006, respectively.

o. Research and Development Costs

The Company charges research and development costs to expense as incurred.

p. Stock Based Compensation

Prior to April 1, 2006, the Company had adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation”, but applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for options issued to employees. Under Opinion No. 25, the intrinsic method was used to determine compensation expense when the fair market value of the stock exceeded the exercise price on the date of grant. No compensation expense had been recognized for stock options granted during the year ended March 31, 2006, except for the amortization of deferred compensation expense that arose in connection with those options granted on October 1, 2004, to Jugal Taneja, the Chairman of the Board of the Company, for his guarantee of the Laurus convertible debt. If the Company had elected to recognize compensation expense for stock options based on the fair value at the grant date consistent with the method prescribed by SFAS No. 123, net income (loss) and related per share amounts would have been reduced (increased) (see Note 18).

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The Company adopted FAS 123(R) using the modified prospective transition method. Under the modified prospective transition method, compensation cost is recognized on a prospective basis for all share-based payments granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123(R). For share-based payment awards granted after April 1, 2006, the Company recognizes compensation cost based on estimated grant date fair value using the Black-Scholes option pricing model. In accordance with the modified prospective method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R) (see Note 18).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

Short-Term Obligations: The fair value of the Company’s fixed-rate short-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2007 and 2006, the fair value of the Company’s short-term obligations approximated its carrying value.

Revolving Note Payable: The carrying amount of the Company’s revolving note payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At March 31, 2007 and 2006, the fair value of the Company’s fixed-rate long-term obligations approximated its carrying value.

r. Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended March 31, 2006 to conform to the presentation as of and for the year ended March 31, 2007.

s. Restatement

Diluted Earnings Per Share

The Company corrected its calculations of diluted earnings per share and the diluted weighted average number of common shares outstanding for the year ended March 31, 2006, to take into effect the as if converted method and the treasure stock method. The effect of the restatement of diluted earnings per share on the Company’s comparative statement of operations for the year ended March 31, 2006 was $(0.32).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 2—RELATED PARTY TRANSACTIONS

As of March 31, 2007 and 2006, the Company’s investment in GeoPharma, Inc. (“GeoPharma”), consisting of 204,914 and 347,938 shares of its common stock, respectively, is included in marketable equity securities, net (see Note 3). Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma.

As of March 31, 2007 and 2006, the Company’s investment in Vertical Health Solutions, Inc. (“Vertical”), consisting of 253,337 shares of its common stock, is included in marketable equity securities, net (see Note 3). Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a director and a principal shareholder of Vertical.

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

For the years ended March 31, 2007 and 2006, purchases of products from subsidiaries of GeoPharma were $99,344 and $182,872, respectively, and sales of products to subsidiaries of GeoPharma were $65 and $31,157, respectively. As of March 31, 2007 and 2006, $26,363 and $26,554, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of March 31, 2007 and 2006, $3,960 and $2,175, respectively, were due from GeoPharma.

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

NOTE 3—MARKETABLE EQUITY SECURITIES, NET

At March 31, 2007 and 2006, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	2007	2006
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	901,622	1,587,096
Less gross unrealized loss	(5,066)	—

Fair value	$947,223	$1,637,763

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the years ended March 31, 2007 and 2006, the Company had no realized losses. The

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

change in marketable equity securities included in earnings for the year ended March 31, 2007 was $572,096, of which $572,096 of unrealized holding gains were reclassified from accumulated other comprehensive income into earnings. For the year ended March 31, 2006, the Company had no realized gains.

NOTE 4—ACCOUNTS RECEIVABLE, NET

At March 31, 2007 and 2006, accounts receivable, net consist of the following:

	2007	2006
Accounts receivable	$2,945,141	$2,701,935
Less allowance for uncollectible accounts	(250,953)	(215,981)

Total	$2,694,188	$2,485,954

For the years ended March 31, 2007 and 2006, bad debt expense charged to operations for estimated uncollectible accounts receivable was $152,513 and $105,127, respectively, whereas uncollectible accounts receivable written off during the years amounted to $117,540 and $49,972, respectively.

NOTE 5—INVENTORIES

At March 31, 2007 and 2006, inventories, net consist of the following:

	2007	2006
Raw materials	$102,947	$93,344
Work in process	—	502
Finished goods	5,988,014	4,483,098

	6,090,961	4,576,944
Less reserve for obsolescence	(69,914)	(97,974)

Total	$6,021,047	$4,478,970

NOTE 6—NOTES RECEIVABLE, NET

At March 31, 2007 and 2006, notes receivable, net consist of the following:

	2007	2006
Notes receivable	$312,125	$195,648
Less allowance for uncollectible notes	(107,000)	—

Total	$205,125	$195,648

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

For the years ended March 31, 2007 and 2006, bad debt expense charged to operations for estimated uncollectible notes receivable was $107,000 and zero, respectively, whereas uncollectible notes receivable written off during the years amounted to zero.

On May 3, 2005, the Company received a promissory note in conversion of accounts receivable from Health Express Food, Inc. in the principal amount of $330,993. The note shall be paid to us in twenty-three (23) monthly installments of $15,000, including principal and interest at 8% per annum, commencing June 15, 2005. As of March 31, 2007, the remaining principal balance on this note was $152,935 and the note is in default.

On May 15, 2006, the Company received a promissory note in conversion of accounts receivable from Better Nutrition, LLC in the principal amount of $170,403. The note shall be paid to us in twenty-four (24) semi-monthly installments of $7,366, including principal and interest at 7.75% per annum, commencing May 15, 2006. As of March 31, 2007, the remaining principal balance on the note was $149,311 and the note is in default.

NOTE 7—PROPERTY, PLANT AND EQUIPMENT, NET

At March 31, 2007 and 2006, property, plant and equipment, net consist of the following:

	2007	2006
Machinery and equipment	$481,784	$470,131
Furniture, fixtures and equipment	538,691	400,748
Vehicles	32,017	102,663
Leasehold improvements	66,992	28,299

	1,119,484	1,001,841
Less accumulated depreciation and amortization	(405,441)	(257,995)

Total	$714,043	$743,846

Depreciation expense charged to operations was $192,280 and $154,526 for the years ended March 31, 2007 and 2006, respectively.

The Company leases five facilities. One serves as the Company’s corporate headquarters and is also used for its offices, warehousing and shipping operations, two that are used for its offices, warehousing and shipping operations, and two that are used for its warehousing and shipping operations.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 8—GOODWILL, NET

At March 31, 2007 and 2006, goodwill, net, consists of the following:

	2007	2006
Goodwill	$4,145,130	$4,145,130

Less accumulated amortization	—	—

Total	$4,145,130	$4,145,130

As of March 31, 2007 and 2006, goodwill represented an intangible, resulting from the acquisitions of BOSS and Dynamic Marketing, Inc. (“DM”). Goodwill is analyzed each September 30 for impairment as it has an indeterminant life. Based on the Company’s analysis performed, no impairment losses were required to have been recorded during the fiscal years ended March 31, 2007 and 2006. For income tax purposes, no deductible expense is anticipated for the acquisition goodwill.

NOTE 9—INTANGIBLE ASSETS, NET

At March 31, 2007 and 2006, intangible assets, net, consist of the following:

	2007	2006
Loan costs	$527,492	$527,492
Customer lists	610,306	610,306
Distributor agreement	25,000	—
Trademarks	10,039	13,330

	1,172,837	1,151,128
Less accumulated amortization	(708,569)	(401,911)

Total	$464,268	$749,217

Amortization expense charged to operations was $309,949 and $300,522 for the years ended March 31, 2007 and 2006, respectively.

The Company incurred loan costs in the amount of $305,818 associated with the $6 million of funding received on September 30, 2004, in connection with the acquisition of BOSS. The customer list and trademarks acquired with the acquisition of BOSS amounted to $285,000 and $8,062, respectively. In addition, the Company incurred loan costs in the amount of $221,674 associated with the funding received on March 29, 2005, in connection with the acquisition of DM. The customer list acquired with the acquisition of DM amounted to $165,000. On February 14, 2005, the Company purchased a customer list for $160,306 from Protech Distributing, Inc. As of March 31, 2007 and 2006, no factors existed that would suggest impairment of these assets.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 10—INVESTMENTS IN UNCONSOLIDATED AFFILIATES

Investments in companies in which the Company has a 20% to 50% interest are accounted for using the equity method. Accordingly, the investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings and losses.

Investment in Tribeca Beverage Company

The Company owned 30%, or 300,000 shares of common stock of Tribeca, an affiliate of Jugal K. Taneja, Chairman of the Board of the Company and Mandeep K. Taneja, Chief Executive Officer and President of the Company. The investment was accounted for under the equity method until March 31, 2003, at which time, as a result of management’s analysis, it was determined that the investment was worthless and the Company recognized an impairment loss of $166,939 in the investment. Tribeca discontinued its operations as of December 31, 2006.

NOTE 11—INCOME TAXES

Income tax expense (benefit) for the years ended March 31, 2007 and 2006 are as follows:

	2007	2006
Current income tax expense (benefit)	$53,499	$810
Deferred income tax expense (benefit)	(12,894)	(318,552)

Income tax expense (benefit)	$40,605	$(317,742)

Income taxes for the years ended March 31, 2007 and 2006 differ from the amounts computed by applying the effective income tax rate of 37% to income before income taxes as a result of the following:

	2007	2006
Computed tax expense (benefit) at the statutory rate	$(1,396,500)	$2,066,900
Increase (decrease) in taxes resulting from:
Non-deductible items	25,700	27,400
Derivative (income) expense and other adjustments	1,138,405	(2,712,042)
Increase in valuation allowance	273,000	300,000

Income tax expense (benefit)	$40,605	$(317,742)

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Temporary differences that give rise to deferred tax assets and liabilities:

	2007	2006
Deferred tax assets:
Bad debts	$134,700	$81,200
Inventories	120,700	36,500
Net operating loss carryforward	716,300	616,000
Accrued vacation	21,400	21,600
Amortization	100,900	30,600

Gross deferred tax assets	1,094,000	785,900
Less valuation allowance	(573,000)	(300,000)

	$521,000	$485,900

Deferred tax liabilities:
Deferred revenue	$5,800	$6,600
Depreciation	128,400	68,500
Unrealized gain on marketable equity securities	337,400	597,100

Gross deferred tax liability	$471,600	$672,200

Net increase (decrease) in valuation allowance	$273,000	$300,000

As of March 31, 2007 and 2006, the Company had a current income tax liability of $115 and zero, respectively, an accrued income tax liability of $925 and $5,819, respectively, a net deferred income tax asset of $49,400 and zero, respectively, and a net deferred income tax liability of zero and $186,300, respectively, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The Company has net operating losses that expire through March 31, 2027.

NOTE 12—REVOLVING NOTE PAYABLE

On March 29, 2005, the Company entered into agreements with Laurus Master Fund, Ltd. (“Laurus”), a Cayman Islands corporation, whereby the Company completed the sale to Laurus of convertible debt and a warrant to purchase Company common stock in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933. The securities sold to Laurus include the following:

•	A secured convertible minimum borrowing note with a principal amount of $2,000,000;

•	A secured revolving note with a principal amount not to exceed $4,000,000; and

•	A common stock purchase warrant to purchase 750,000 shares of common stock of the Company, at a purchase price of $1.37 per share, exercisable for a period of seven years.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

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

We incurred loan costs of $221,674 associated with the notes. As of March 31, 2007 and 2006, the outstanding principal balance on the notes was $2,274,413 and $2,751,564, respectively.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

115% of the full principal amount of the convertible notes is due upon default under the terms of the convertible notes. Laurus has contractually agreed to restrict its ability to convert if the convertible notes would exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant and the option held by such holder and 4.99% of the outstanding shares of common stock of the Company. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event there was an event of default or if we sought to redeem the outstanding balance of the convertible debentures.

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

MARCH 31, 2007 AND 2006

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

•

In connection with the foregoing, the Company issued 275,000 restricted shares of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 30, 2004 note.

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

MARCH 31, 2007 AND 2006

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could have declared the obligations in default and sought immediate repayment, but it gave no indication of doing so. If immediate repayment had been required, we would not have had sufficient funds and Laurus could have taken legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, March 8, 2007 and March 27, 2007, the Company filed amendments to this Registration Statement on Form SB-2. On April 9, 2007, the Securities and Exchange Commission declared the Registration Statement to be effective.

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

On April 11, 2007, the Company entered into a Postponement and Amendment Agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties. The agreement provides for the following:

•

Principal payments under the September 2004 note are reduced to $75,000 per month for each of the months commencing January 2007 through the maturity date of the note, at which time all deferred payments become due and owing;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 2005 revolving note shall be due and payable on December 31, 2007;

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

•	In consideration for the foregoing, the Company issued an aggregate of 350,000 restricted shares of its common stock to Laurus.

The revolving note payable provides for borrowings utilizing an asset based formula, based on eligible accounts receivable and inventory, less certain allowances and reserves.

Revolving note payable consists of the following at March 31, 2007 and 2006:

	2007	2006
Principal balance of revolving note payable collateralized by all assets, interest payable at prime (8.25% at March 31, 2007 and 7.75% at March 31, 2006) plus 2% through March 29, 2008.	$2,274,413	$2,751,564

Less face value of convertible portion of revolving note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $1.13 per share. Proceeds from the convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(2,000,000)	(2,000,000)

Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	1,715,352	857,676

Total	$1,989,765	$1,609,240

(a)	See Note 15 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible minimum borrowing note.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 13—SHORT-TERM OBLIGATIONS

Short-term obligations consist of the following at March 31, 2007 and 2006:

	2007	2006
Note payable, unsecured, due in monthly payments of $15,149, including interest at 7.732%, through June 2007.	$30,008	$—
Note payable, unsecured, due in monthly payments of $2,933, including interest at 9.861%, through June 2007.	5,798	—
Note payable, unsecured, due in monthly payments of $1,601, including interest at 10%, through June 2007.	4,727	—
Note payable, unsecured, due in monthly payments of $4,710, including interest at 7.73%, through June 2007.	9,330	—
Note payable, unsecured, due in monthly payments of $3,478, including interest at 8.25%, through June 2006.	—	10,296

Total	$49,863	$10,296

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 14—LONG-TERM OBLIGATIONS

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

We incurred loan costs in the amount of $305,818 associated with the convertible note. As of March 31, 2007 and 2006, the outstanding principal balance on the convertible note was $3,687,500 and $4,500,000, respectively. As of March 31, 2007 and 2006, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

Laurus will not be entitled to be issued shares of common stock in repayment of any portion of the convertible note or upon exercise of the warrants if and to the extent such issuance would result in Laurus and its affiliates beneficially owning more than 4.99% of the Company’s issued and outstanding common stock upon such issuance, unless Laurus shall have provided at least 75 days prior written notice to the Company of its revocation of such restriction. In connection with the April 2006 Postponement and Amendment Agreement with Laurus, this provision was modified from 4.99% to 9.99%. In addition, this restriction would not apply in the event there was a default or if we sought to redeem the outstanding balance of the convertible debentures.

The convertible note may be prepaid by the Company in cash by paying to the holder 115% of the principal and related accrued and unpaid interest thereon being prepaid. 115% of the full principal amount of the convertible note is due upon default under the terms of the convertible note. In addition, the Company has granted the investor a security interest in substantially all of the Company’s assets and intellectual property, as well as registration rights.

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

MARCH 31, 2007 AND 2006

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

MARCH 31, 2007 AND 2006

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

•

In connection with the foregoing, the Company issued 275,000 restricted shares of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 30, 2004 note.

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

MARCH 31, 2007 AND 2006

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could have declared the obligations in default and sought immediate repayment, but it gave no indication of doing so. If immediate repayment had been required, we would not have had sufficient funds and Laurus could have taken legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, March 8, 2007 and March 27, 2007, the Company filed amendments to this Registration Statement on Form SB-2. On April 9, 2007, the Securities and Exchange Commission declared the Registration Statement to be effective.

On April 11, 2007, the Company entered into a Postponement and Amendment Agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties. The agreement provides for the following:

•

Principal payments under the September 2004 note are reduced to $75,000 per month for each of the months commencing January 2007 through the maturity date of the note, at which time all deferred payments become due and owing;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 2005 revolving note shall be due and payable on December 31, 2007;

•	In consideration for the foregoing, the Company issued an aggregate of 350,000 restricted shares of its common stock to Laurus.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Long-term obligations consist of the following at March 31, 2007 and 2006:

	2007	2006
Convertible note payable collateralized by all assets, due in monthly principal payments (see above), plus interest at prime (8.25% at March 31, 2007 and 7.75% at March 31, 2006) plus 2%, through September 2007.	$3,687,500	$4,500,000

Less face value of convertible note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $0.90 per share. Proceeds from the convertible debenture were allocated first to the warrants and to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(6,000,000)	(6,000,000)

Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	6,135,190	3,681,115

Less discount recorded for July 19, 2005 postponement agreement.	(189,750)	(189,750)

Less discount recorded for April 28, 2006 postponement agreement.	(82,500)	—

Plus amortization of discount as interest expense, related to postponement agreements.	200,366	60,493

Note payable collateralized by certain equipment, due in monthly payments of approximately $1,662, including interest at 10%, through December 2007.	—	31,902

Note payable collateralized by a vehicle, due in monthly payments of $412, including interest at 4.02%, through January 2009.	—	12,855

Note payable collateralized by a vehicle, due in monthly payments of $666, including interest at 1.9%, through February 2010.	—	30,090

Capitalized lease obligation for certain equipment, due in monthly payments of $499, including interest at 11.33%, through July 2010.	16,207	20,111

Other	—	8,623

	3,767,013	2,155,439
Less current maturities	3,755,176	2,093,540

Total	$11,837	$61,899

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(a)	See Note 15 for information on the derivative instrument assets or liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible note.

At March 31, 2007, principal repayments of long-term obligations are as follows:

Year Ending March 31,
2008	$3,691,870
2009	4,892
2010	5,476
2011	1,469
2012	—
Thereafter	—

Total	$3,703,707

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the September 2004 and the March 2005 convertible debentures, (b) the Warrants issued in connection with the September 2004 and March 2005 convertible debts and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 6,160,908 and 9,494,656 shares, respectively, at March 31, 2007 and 2006, and are carried at fair value.

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

In valuing the embedded conversion feature components of the bifurcated embedded derivative instruments and the detachable warrants, at the time they were issued and at March 31, 2007 and 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero and the remaining period or maturity date of the convertible debt instruments. Even though the warrants issued in September 2004 were to expire in five years and the warrants issued March 2005 were to expire in seven years, we assumed they would be exercised in three years, the life of the convertible debt instruments, based on normal practices by the lender. All convertible instruments and warrants can be exercised by the holder at any time.

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

MARCH 31, 2007 AND 2006

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

The effective interest rate used to amortize the debt discount on the September 2004 6.75% convertible debenture and the March 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $2,454,076 and $857,676, respectively, for the year ended March 31, 2007, and $2,454,076 and $857,676, respectively, for the year ended March 31, 2006.

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

Since the IRI is directly affected by the price of the Company’s common stock and has a value dependent on the price of the stock, it was determined to be a derivative asset. The fair value of the asset was determined using the present value of the projected

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

cash flow benefit of the potential reduction in the interest rate over the term of the loan. The initial fair value of the present value of discounted future cash flows from the projected reduction in the interest on the September 2004 convertible debt was $335,126. Since the price of the Company’s stock has decreased, the fair value of the IRI decreased to zero as of March 31, 2007 and 2006. Upon the future filing of a registration statement for both financings and when such registration statement is declared effective, the IRI for each instrument will be calculated based upon the discounted present value of the projected reduction in stated interest on the convertible debts.

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

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

At March 31, 2007 and 2006, the following derivative asset and liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Derivative Financial Asset

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2007	Value At March 31, 2006
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$335,126	$—	$—

Fair value of freestanding interest rate index derivative instrument asset					$—	$—

Derivative Financial Liabilities

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2007	Value At March 31, 2006
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$—	$192,500
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$—	$120,000

Fair value of freestanding derivative instrument liabilities for warrants					$—	$312,500

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2007	Value At March 31, 2006
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$368,750	$800,001
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$2,530,973	$247,788	$318,585

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$616,538	$1,118,586

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At March 31, 2007	Value At March 31, 2006
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$748,187	$17,916	$62,658
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$273,968	$16,075	$29,632

Fair value of interest portion of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$33,991	$92,290

Total derivative financial instrument liabilities					$650,529	$1,523,376

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments, by year and in aggregate under non-cancelable operating leases, consist of the following at March 31, 2007:

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Year Ending March 31,
2008	$533,764
2009	555,802
2010	543,808
2011	290,487
2012	176,436
Thereafter	250,661

$2,350,958

Total rent expense for the years ended March 31, 2007 and 2006 was $595,634 and $612,973 respectively.

Letter Of Credit

On June 9, 2006, the Company issued a Standby Letter Of Credit and Security Agreement to First Community Bank Of America, in the amount of $500,000 in favor of Iovate Health Sciences USA, Inc. The Company pledged an aggregate of $200,000 in certificates of deposit as collateral for the letter of credit. In addition, Jugal K. Taneja, Chairman of the Board of the Company, pledged additional collateral in the form of a $300,000 certificate of deposit and Mandeep K. Taneja, the Company’s Chief Executive Officer, personally guaranteed the letter of credit.

Consulting Agreement

Effective January 1, 2002, the Company entered into a Consulting Agreement with Jugal K. Taneja. Mr. Taneja has served as the Company’s Chairman of the Board since its inception. Until June 1998 and from November 1999 until February 14, 2002, he also served as the Company’s Chief Executive Officer. The Consulting Agreement provides for an initial three-year term ending January 1, 2005, and bi-monthly payments of $10,000, based on an annual base compensation of $240,000. On October 1, 2002, upon mutual agreement between the parties, the annual base compensation payable under the agreement was reduced to $150,000. On July 17, 2006, upon mutual agreement between the parties, commencing August 1, 2006, the annual base compensation payable under the agreement was increased to $170,000. The agreement contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances. The period covered by the non-competition provisions will end three years after the termination of the consultant’s consulting agreement with the Company. The agreement has continued under the same terms and amounts, however, there is no written agreement at this time.

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

MARCH 31, 2007 AND 2006

provision for bonus compensation. The agreement also contains termination provisions for disability, for cause, and for good reason, and it also contains confidentiality and non-competition provisions that prohibit him from competing with the Company under certain circumstances.

On March 30, 2005, the Company, through its wholly-owned subsidiary, DMI, entered into an Employment Agreement with Gregg Madsen. On March 27, 2007, upon mutual agreement between the parties, the agreement was cancelled.

Litigation

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of March 31, 2007 and 2006 should have a material adverse impact on its financial condition or results of operations.

NOTE 17—STOCK WARRANTS

At March 31, 2007 and 2006, the Company had outstanding warrants to purchase 500,000 and 2,625,000 shares of the Company’s common stock, respectively.

On June 4, 2004, pursuant to a Financial Consulting Agreement, the Company issued 300,000 3-year life warrants to purchase common stock, for consulting services. For the 300,000 warrants, the exercise prices range from $1.50 to $2.50 per share, with vesting after one year and expiring on June 4, 2007. On October 1, 2004, pursuant to a Financial Consulting Agreement, the Company issued 200,000 4-year life warrants to purchase common stock, for consulting services. For the 200,000 warrants, the exercise prices range from $1.25 to $1.50 per share, with 25% vesting on October 1, 2004 and then subsequent vesting is at 25% per quarter, expiring on October 1, 2008.

For the warrants issued in connection with the financial consulting agreements, the balance of deferred consulting fees as of March 31, 2007 and 2006 was zero and $48,750, respectively. The initial valuation of these warrants was $442,500. For the years ended March 31, 2007 and 2006, the Company included consulting expense in the amount of $48,750 and $142,500, respectively, in selling, general and administrative expenses in the statements of operations, for these warrants.

In September 2004, pursuant to a Securities Purchase Agreement, the Company issued 1,375,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note, at an exercise price of $1.04 per share, subject to certain adjustments pursuant to the Securities Purchase Agreement, and they were to expire in September 2009. On April 28, 2006, in accordance with a Postponement and Amendment Agreement with Laurus, the warrants were cancelled in their entirety (see Note 14).

On March 29, 2005, pursuant to a Security Agreement, the Company issued 750,000 warrants to purchase common stock, in connection with the Company’s sale of a secured convertible note, at an exercise price of $1.37 per share, subject to certain adjustments pursuant to the Security Agreement, and they were to expire in March 2012. On April 28, 2006, in accordance with a Postponement and Amendment Agreement with Laurus, the warrants were cancelled in their entirety (see Note 12).

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 18—STOCK OPTIONS

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

On April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (FAS 123(R)), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminated the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by APB Opinion No. 25, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the Company’s consolidated statement of operations.

The Company adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of April 1, 2006. The Company’s consolidated financial statements as of and for the year ended March 31, 2007 reflects the impact of adopting FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for the prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

Share-based compensation expense recognized during the year is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Share-based compensation expense recognized in the consolidated statement of operations during the year ended March 31, 2007 included compensation expense for the share-based payment awards granted prior to March 31, 2006 and thereafter, based on the grant date fair value estimated in accordance with FAS 123(R). As share-based compensation expense recognized in the statement of operations is based on awards ultimately expected to vest, it will be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

As a result of adopting FAS 123(R), $910,258 of share-based compensation was charged against income for the year ended March 31, 2007. For the year ended March 31, 2006, the following table illustrates the effect on net income (loss) and earnings (loss) per share had we applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Share-Based Compensation,” to share-based employee compensation.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Year Ended March 31, 2006
Net income (loss):
As reported	$5,903,910

Pro forma	$5,416,677

Basic income (loss) per share:
As reported	$0.41

Pro forma	$0.38

Diluted income (loss) per share:
As reported	$0.08

Pro forma	$0.05

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of March 31, 2007 and 2006 was $83,127 and $249,382, respectively. The initial valuation of these options was $498,763. For the years ended March 31, 2007 and 2006, the Company included compensation expense in the amount of $166,254 in selling, general and administrative expenses in the statements of operations, for these options.

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

MARCH 31, 2007 AND 2006

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

On March 28, 2007, the Company offered all persons who held outstanding vested and unvested options to purchase common stock, which were issued pursuant to the terms of the Company’s stock option plan, to replace all of his or her outstanding vested and unvested options into a new number of restricted common shares. As a result, the Company issued an aggregate of 1,186,825 restricted shares of common stock in exchange for the cancellation of 2,905,000 outstanding options to purchase common stock. The options had exercise prices ranging from $0.1625 to $1.14. All persons who received shares in exchange for cancellation of options entered into lock up agreements, pursuant to which they are not permitted to sell, assign, encumber, grant an option with respect to, or transfer and/or dispose of such shares for a period of three years, except with prior written consent of the Company. As a result of the exchanges, the compensation expense recorded by the Company in excess of the Black-Scholes grant date fair value was $143,907, for the year ended March 31, 2007.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model, with the following weighted average assumptions:

	2007	2006
Risk-free interest rate	3.56%-5.07%	4.47%-4.77%
Dividend yield	—	—
Volatility	114.74%	110.35%
Average expected term	7 years	7 years

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

The following summarizes information about the aggregate stock option activity for the years ended March 31, 2007 and 2006:

	2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,960,000	$.82	1,955,000	$.82
Granted	1,650,000	.40	5,000.41
Exercised	—	—	—	—
Exchanged for common stock	(2,905,000)	—	—	—
Expired and forfeited	(705,000)	—	—	—

Outstanding, end of year	—	$—	1,960,000	$.82

Options vested, end of year	—	$—	1,186,663	$.58

Weighted average fair value of options granted during the years ended March 31, 2007 and 2006		$.33		$.27

As of March 31, 2007, there were no options outstanding. As of March 31, 2006, there were 1,960,000 options outstanding. Any options which are forfeited or cancelled before expiration become available for future grants.

NOTE 19—SHAREHOLDERS’ EQUITY

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

MARCH 31, 2007 AND 2006

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

MARCH 31, 2007 AND 2006

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

MARCH 31, 2007 AND 2006

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

In connection with the Amendment Agreement, the Company also executed second amended and restated promissory notes in favor of Laurus. Pursuant to the Amendment Agreement, the Company agreed to file a registration statement by October 20, 2006, covering the resale of certain securities issued or issuable to Laurus. The Company was obligated to have such registration statement declared effective by November 30, 2006, but there were no stated penalties for failure to meet such deadline. Laurus could have declared the obligations in default and sought immediate repayment, but it had given no indication of doing so. If immediate repayment had been required, we would not have had sufficient funds and Laurus could have taken legal action to recover amounts due from our assets.

On October 20, 2006, the Company filed a Registration Statement on Form SB-2 for the registration of up to 2,761,335 shares of the Company’s common stock, including up to 2,061,335 shares of common stock underlying the March 2005 secured convertible notes, 275,000 shares of common stock underlying the July 2005 postponement agreement, and 425,000 shares of common stock underlying the April 2006 amendment and postponement agreement. On December 14, 2006, March 8, 2007 and March 27, 2007, the Company filed amendments to this Registration Statement on Form SB-2. On April 9, 2007, the Securities and Exchange Commission declared the Registration Statement to be effective.

On March 28, 2007, the Company issued an aggregate of 1,186,825 restricted shares of common stock in exchange for the cancellation of 2,905,000 outstanding options to purchase common stock. The options had exercise prices ranging from $0.1625 to $1.14. All persons who received shares in exchange for cancellation of options entered into lock up agreements, pursuant to which they are not permitted to sell, assign, encumber, grant an option with respect to, or transfer and/or dispose of such shares for a period of three years, except with prior written consent of the Company.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

NOTE 20—EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings per common share for the years ended March 31, 2007 and 2006:

	2007	2006
		(Restated)
Numerator:
Net income (loss)	$(3,814,764)	$5,903,910
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	(3,814,764)	5,903,910

Less derivative instrument income and interest expense, net , from convertible notes	—	4,246,950

Net income (loss) available to common shareholders after assumed conversion of dilutive securities	$(3,814,764)	$1,656,960

Denominator:
Weighted average shares outstanding	15,006,057	14,308,264
Effect of dilutive securities:
Convertible notes	—	6,769,912
Warrants	—	—
Stock options	—	403,458

Weighted average fully diluted shares outstanding	15,006,057	21,481,634

Net earnings (loss) per common share –
Basic	$(0.25)	$.41

Diluted	$(0.25)	$.08

For the year ended March 31, 2007, warrants on 500,000 shares of common stock and 5,867,135 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the year ended March 31, 2006, options on 1,552,582 shares of common stock and warrants on 2,625,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive. See Note 1 for further information regarding the restatement.

NOTE 21—CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables are limited due to the distribution of sales over a large customer base. For the years ended March 31, 2007 and 2006, DPS Nutrition Inc. accounted 11%, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At March 31, 2007 and 2006, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 22—SUBSEQUENT EVENTS

On April 11, 2007, the Company entered into a Postponement and Amendment Agreement with Laurus pursuant to which the Company modified the earlier agreements among the parties. The agreement provides for the following:

•

Principal payments under the September 2004 note are reduced to $75,000 per month for each of the months commencing January 2007 through the maturity date of the note, at which time all deferred payments become due and owing;

•	The Company’s obligation to repay overadvances of up to $1,721,000 under the March 2005 revolving note shall be due and payable on December 31, 2007;

•	In consideration for the foregoing, the Company issued an aggregate of 350,000 restricted shares of its common stock to Laurus.

On April 26, 2007, the Company entered into a Business Loan Agreement with First Community Bank of America (“FCB”), whereby the Company issued a secured Promissory Note to FCB in the maximum principal amount of $1,000,000, or so much as may be outstanding, together with interest on the unpaid outstanding principal balance from time to time. Loan advances will be made from time to time upon the request of the Company. The note matures on October 15, 2007. Annual interest on the note is equal to the U.S. Prime Rate as published in The Wall Street Journal, plus 1%. Interest shall be calculated from the date of each advance until repayment of each advance. Interest on the note is payable monthly on the 26th day of each month, commencing May 26, 2007. There is no prepayment penalty on the note. The note is guaranteed by Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s Chief Executive Officer and President. In addition, Jugal Taneja and his spouse, and Mandeep Taneja have pledged certain shares of the Company’s common stock as collateral for the note. Proceeds of the note will be used for short-term working capital needs.

On May 14, 2007, the Company and GeoPharma, Inc. entered into a definitive agreement (the “Merger Agreement”) under which the Company will merge with and into a wholly-owned subsidiary of GeoPharma in a stock transaction (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth.

Under the terms of the Merger Agreement, GeoPharma will exchange approximately 0.1429 shares of its common stock for each share of Company common stock and fractional shares will be rounded up to the nearest whole share. Based on an average 10-day market closing price of GeoPharma’s common stock from May 1-14, 2007 of $4.24 per share, the transaction would be valued at $14 million, based on an estimated 3.3 million shares of GeoPharma common stock to be issued to the shareholders of the Company in the Merger. The actual value at consummation of the Merger will be based on GeoPharma’s share price at that time.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

Completion of the Merger of the Company into a wholly-owned subsidiary of GeoPharma and the issuance of the GeoPharma common shares to the shareholders of the Company is subject to the approval of the transaction by the shareholders of both companies, the conversion of the Company’s convertible notes prior to the closing of the Merger, the receipt of required regulatory approvals, and the satisfaction of usual and customary closing conditions. The Merger Agreement contains certain termination rights for both the Company and GeoPharma.

Directors and executive officers of GeoPharma beneficially own and are entitled to vote approximately 43% of the shares of GeoPharma common stock outstanding. Directors and executive officers of the Company beneficially own and are entitled to vote approximately 47% of the shares of Company common stock outstanding.

There are certain material relationships between the Company and its affiliates, and GeoPharma and its affiliates. In this regard, Jugal K. Taneja is the Chairman of the Board of Directors of the Company and GeoPharma, and he is a principal shareholder of both companies. Mandeep K. Taneja is the Chief Executive Officer, President, a director and a principal shareholder of the Company. Mihir K. Taneja is the Chief Executive Officer of GeoPharma and a principal shareholder of both companies. Mandeep Taneja and Mihir Taneja are Jugal Taneja’s sons. Kotha S. Sekharam is the President of GeoPharma, a director of both companies, and a principal shareholder of GeoPharma. William L. LaGamba, a principal shareholder of the Company is also a director of GeoPharma. Currently, the Company holds 204,914 shares of common stock of GeoPharma.

On May 15, 2007, the Company and GeoPharma filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of the Company by GeoPharma pursuant to the terms of the definitive Merger Agreement.