Form 10-Q
period 2007-06-30
DYNAMIC HEALTH PRODUCTS INC
filed 2007-08-14
CIK 949925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-23031

DYNAMIC HEALTH PRODUCTS, INC.

(Name of registrant as specified in its charter)

Florida	34-1711778
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

12399 Belcher Road South, Suite 140, Largo, Florida	33773
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 683-0670

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐  Yes    ☒  No

The number of shares outstanding of the Issuer’s common stock at $.01 par value as of August 10, 2007 was 16,691,860.

PART I – FINANCIAL INFORMATION

Item 1.	CONSOLIDATED FINANCIAL STATEMENTS

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	March 31, 2007
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$803,402	$1,104,845
Certificates of deposit	200,301	203,908
Marketable equity securities, net	863,804	947,223
Accounts receivable, net	2,307,578	2,694,188
Inventories, net	5,806,232	6,021,047
Prepaid expenses	345,351	310,994
Deferred consulting fees	41,564	83,127
Other current assets	217,027	194,928
Due from affiliates	24,109	3,960
Notes receivable, net	187,125	205,125

Total current assets	10,796,493	11,769,345

Property, plant and equipment, net	681,335	714,043

Goodwill	4,145,130	4,145,130
Intangible assets, net	394,489	464,268
Other assets	21,831	21,831
Deferred income taxes	148,500	49,400

Total assets	$16,187,778	$17,164,017

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Revolving notes payable, net	$3,170,655	$1,989,765
Current portion of long-term obligations	4,111,026	3,755,176
Accounts payable	6,503,483	7,911,918
Other payables	528,755	676,034
Income tax payable	—	115
Accrued expenses	614,019	397,026
Accrued income taxes	231	925
Obligations to affiliates	42,040	26,363
Notes payable	—	49,863
Derivative financial instruments	495,325	650,529

Total current liabilities	15,465,534	15,457,714

Long-term obligations, less current portion	10,665	11,837

Total liabilities	15,476,199	15,469,551

Commitments and contingencies

Shareholders' equity:
Preferred stock, undesignated; 800,000 shares authorized; no shares issued or outstanding	—	—
Series A Convertible Preferred stock, $.01 par value; 400,000 shares authorized; no shares issued or outstanding	—	—
Series B 6% Cumulative Convertible Preferred stock, $.01 par value; 800,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $.01 par value; 45,000,000 shares authorized; 16,691,860 and 16,241,860 shares issued and outstanding	166,919	162,419
Additional paid-in capital	5,220,370	5,045,370
Retained earnings (deficit)	(5,196,117)	(4,087,118)
Accumulated other comprehensive income:
Unrealized gains (losses) on marketable equity securities, net of tax	520,407	573,795

Total shareholders' equity	711,579	1,694,466

Total liabilities and shareholders' equity	$16,187,778	$17,164,017

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Revenues	$15,339,492	$13,818,021
Cost of goods sold	12,565,974	11,111,973

Gross profit	2,773,518	2,706,048

Operating expenses:
Selling, general and administrative expenses	2,795,188	2,573,854
Amortization expense	82,519	77,222
Depreciation expense	48,983	44,710

Total operating expenses	2,926,690	2,695,786

Operating income (loss) before other income and expense	(153,172)	10,262

Other income (expense):
Interest income	2,092	6,119
Other income and expenses, net	(65,013)	93,180
Gain (loss) on sale of property	(3,781)	775
Gain on sale of marketable equity securities	—	572,096
Gain from debt extinguishment	—	153,750
Derivative instrument income (expense), net	155,204	731,503
Derivative instrument interest expense	(827,938)	(745,805)
Interest expense	(280,288)	(209,690)

Total other income (expense)	(1,019,724)	601,928

Income (loss) before income taxes	(1,172,896)	612,190
Income tax expense (benefit)	(63,897)	170,488

Net income (loss)	(1,108,999)	441,702
Preferred stock dividends	—	—

Net income (loss) available to common shareholders	$(1,108,999)	$441,702

Basic income (loss) per share	$(0.07)	$0.03

Basic weighted average number of common shares outstanding	16,636,915	14,806,418

Diluted income (loss) per share	$(0.07)	$0.03

Diluted weighted average number of common shares outstanding	16,636,915	15,506,418

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Shareholders' Equity
									Unrealized Gains (Losses) on Securities
	Shares	Dollars	Shares	Dollars	Shares	Dollars
Balances at March 31, 2007 (Audited)	—	$—	—	$—	16,241,860	$162,419	$5,045,370	$(4,087,118)	$573,795	$1,694,466
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	—	—	—	—	—	—	—	(1,108,999)		(1,108,999)
Unrealized gains (losses) on marketable equity securities (net of tax of $30,061)	—	—	—	—	—	—	—	—	(53,388)	(53,388)

Comprehensive income (loss)										(1,162,387)
Issuance of 350,000 shares of common stock in connection with Postponement Agreement	—	—	—	—	350,000	3,500	161,000	—		164,500
Issuance of 100,000 shares of common stock for consulting services	—	—	—	—	100,000	1,000	14,000	—		15,000

Balances at June 30, 2007 (Unaudited)	—	$—	—	$—	16,691,860	$166,919	$5,220,370	$(5,196,117)	$520,407	$711,579

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,108,999)	$441,702

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	131,502	121,932
Amortization of deferred consulting fees	41,563	65,938
Amortization of debt discount to interest expense	107,231	31,657
Common stock issued for consulting fees	15,000	—
Share-based compensation expense	—	77,375
Derivative instrument (income) expense, net	(155,204)	(731,503)
Derivative instrument interest expense	827,938	745,805
(Gain) loss on sale property	3,781	(775)
Gain on sale of marketable equity securities	—	(572,096)
Gain from debt extinguishment	—	(153,750)
Changes in operating assets and liabilities:
Accounts receivable	386,610	(72,997)
Inventories	214,815	(164,981)
Due to/from affiliates, net	(4,472)	14,387
Prepaid expenses	(34,357)	(26,646)
Other current assets	(5,099)	3,744
Other assets	—	60,335
Accounts payable	(1,408,435)	(168,742)
Other payables	(147,279)	93,535
Income tax payable	(115)	35,000
Accrued expenses	216,993	31,843
Accrued income taxes	(694)	38,165
Deferred income taxes	(69,069)	97,607

Net cash used in operating activities	(988,290)	(32,465)

Cash flows from investing activities:
Purchases of property and equipment	(22,056)	(68,183)
Proceeds from sale of property	2,000	14,500
Repayments of notes receivable	1,000	44,983
Proceeds from sale of marketable equity securities	—	572,096
Purchase of distributor agreement	—	(25,000)
Purchase of certificate of deposit	(301)	—
Proceeds from certificates of deposit	3,908	—

Net cash provided by (used in) investing activities	(15,449)	538,396

Cash flows from financing activities:
Payments of long-term obligations	(226,047)	(307,371)
Proceeds from issuance of short-term obligations	3,365,695	2,509,635
Payments of short-term obligations	(2,424,612)	(3,068,127)
Payment of loan costs	(12,740)	—

Net cash used in financing activities	702,296	(865,863)

Net increase (decrease) in cash	(301,443)	(359,932)
Cash at beginning of period	1,104,845	1,009,012

Cash at end of period	$803,402	$649,080

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) – Continued

	Three Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$175,668	$183,814

Cash paid during the period for income taxes	$1,159	$810

Supplemental schedule of non-cash investing activities:
Conversion of accounts receivable to note receivable	$—	$170,403

Supplemental schedule of non-cash financing activities:
Issuance of common stock for postponement agreement	$164,500	$82,500

Issuance of common stock for consulting services	$15,000	$—

Issuance of common stock in exchange for cancellation of common stock warrants	$—	$45,000

Issuance of common stock for employer contribution to profit sharing plan	$—	$44,929

See accompanying notes to condensed consolidated financial statements.

DYNAMIC HEALTH PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

JUNE 30, 2007 AND 2006 (UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles for interim financial information and with the instruction to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. Generally Accepted Accounting Principles for complete consolidated financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Form 10-KSB for the year ended March 31, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The accompanying consolidated financial statements as of June 30, 2007 and March 31, 2007 and for the three months ended June 30, 2007 and 2006 include the accounts of Dynamic Health Products, Inc. and its principally wholly-owned subsidiaries (collectively the “Company”), Pharma Labs Rx, Inc. (FL), Dynamic Life Products, Inc., Herbal Health Products, Inc., Online Meds Rx, Inc., and its subsidiary Dynamic Financial Consultants, LLC, Bryan Capital Limited Partnership, Pharma Labs Rx, Inc. (NV), Bob O’Leary Health Food Distributor Co., Inc. (“BOSS”), Dynamic Marketing I, Inc. (“DMI”) and DYHP Acquisitions, Inc. All transactions relating to intercompany balances and transactions have been eliminated in consolidation.

b. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

c. Investments in Equity Securities

At June 30, 2007 and March 31, 2007, the marketable equity securities are classified as available for sale. In accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments In Debt And Equity Securities” (SFAS 115), marketable equity securities available for sale are recorded in the Company’s financial statements at fair market value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate component of shareholders’ equity, net of tax.

d. Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are comprised of balances due from customers net of estimated allowances for uncollectible accounts. In determining collectibility, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.

e. Inventories

Inventories, net, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

f. Property, Plant and Equipment

Depreciation is provided for using the straight-line method, in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Leased equipment under capital leases is amortized using the straight-line method over the lives of the respective leases or over the service lives of the assets, whichever is shorter, for those leases that substantially transfer ownership. Accelerated depreciation methods are used for tax purposes.

g. Intangible Assets

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

h. Impairment of Assets

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting For The Impairment Or Disposal Of Long-Lived Assets” (SFAS 144), the Company’s policy is to evaluate whether there has been a permanent impairment in the value of long-lived assets, certain identifiable intangibles and goodwill when certain events have taken place that indicate that the remaining unamortized balance may not be recoverable. When factors indicate that the intangible assets should be evaluated for possible impairment, the Company uses an estimate of related undiscounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. Losses on impairment are recognized by a charge to earnings. Factors considered in the valuation include current operating results, trends and anticipated undiscounted future cash flows. There were no impairment losses recorded as of June 30, 2007 and March 31, 2007, and for the three months ended June 30, 2007 and 2006.

i. Income Taxes

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

j. Earnings (Loss) Per Common Share

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share is calculated by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method (see Note 14).

k. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at June 30, 2007 and March 31, 2007, as well as the reported amounts of revenues and expenses for three months ended June 30, 2007 and 2006. The actual outcome of the estimates could differ from the estimates made in the preparation of the financial statements.

l. Revenue Recognition

In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition In Financial Statements” (SAB101), revenues result from product sales and are recognized by the Company upon passage of title and risk of loss to customers (when product is delivered to common carrier for shipment to customers). Provisions for discounts and sales incentives to customers, and returns and other adjustments are provided for in the period the related sales are recorded. Sales incentives to customers and returns have thus far been immaterial to the Company. All shipping and handling costs invoiced to customers are included in revenues. Costs incurred by the Company for shipping, handling and warehousing are included in selling, general and administrative expenses, and were $596,525 and $507,132, for the three months ended June 30, 2007 and 2006, respectively.

m. Advertising Costs

In accordance with Statement of Position No. 93-7, “Reporting On Advertising Costs” (SOP 93-7), the Company charges advertising costs, including those for catalog sales and direct mail, to expense as incurred. Advertising expenses are included in selling, general and administrative expenses in the statements of operations and were $82,601 and $86,782 for the three months ended June 30, 2007 and 2006, respectively.

For cooperative advertising allowances received from third party manufacturers and vendors, the Company applies EITF Issue No. 02-16 “Accounting By A Customer (Including A Reseller) For Certain Consideration Received From A Vendor”. These allowances are included as a reduction in cost of goods sold and were $108,188 and $79,810, respectively, for the three months ended June 30, 2007 and 2006, respectively.

n. Research and Development Costs

The Company charges research and development costs to expense as incurred. There were no research and development costs incurred for the three months ended June 30, 2007 and 2006.

o. Stock Based Compensation

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

p. Fair Value of Financial Instruments

The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

Cash, Accounts Receivable, Accounts Payable and Accrued Expenses: The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their relatively short maturity.

Short-Term Obligations: The fair value of the Company’s fixed-rate short-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2007 and March 31, 2007, the fair value of the Company’s short-term obligations approximated its carrying value.

Revolving Note Payable: The carrying amount of the Company’s revolving note payable approximates fair market value since the interest rate on this instrument corresponds to market interest rates.

Long-Term Obligations: The fair value of the Company’s fixed-rate long-term obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. At June 30, 2007 and March 31, 2007, the fair value of the Company’s fixed-rate long-term obligations approximated its carrying value.

q. Reclassifications

Certain reclassifications have been made to the financial statements as of March 31, 2007 and for the three months ended June 30, 2006 to conform to the presentation as of and for the three months ended June 30, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

As of June 30, 2007 and March 31, 2007, the Company’s investment in GeoPharma, Inc. (“GeoPharma”), consisting of 204,914 shares of its common stock, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a principal shareholder and Chairman of the Board of GeoPharma.

As of June 30, 2007 and March 31, 2007, the Company’s investment in Vertical Health Solutions, Inc. (“Vertical”), consisting of 253,337 shares of its common stock, is included in marketable equity securities, net. Jugal K. Taneja, a principal shareholder and Chairman of the Board of the Company is also a director and a principal shareholder of Vertical.

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

For the three months ended June 30, 2007 and 2006, purchases of products from subsidiaries of GeoPharma were $16,925 and $30,756, respectively, and sales of products to subsidiaries of GeoPharma were zero and $65, respectively. As of June 30, 2007 and March 31, 2007, $42,040 and $26,363, respectively, were due to subsidiaries of GeoPharma and are included in obligations to affiliates. As of June 30, 2007 and March 31, 2007, $24,109 and $3,960, respectively, were due from GeoPharma and its subsidiaries.

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

On May 14, 2007, the Company and GeoPharma entered into a definitive agreement (the “Merger Agreement”) under which the Company will merge with and into a wholly-owned subsidiary of GeoPharma in a stock transaction (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth.

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

On May 15, 2007, the Company and GeoPharma filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of the Company by GeoPharma pursuant to the terms of the definitive Merger Agreement. The SEC declared the S-4 Registration Statement, as amended, effective on July 5, 2007. On August 10, 2007, the Merger Agreement was approved by the shareholders of the Company and GeoPharma. The merger will be effected once all of the conditions of the merger have been completed or waived.

NOTE 4 – MARKETABLE EQUITY SECURITIES, NET

At June 30, 2007 and March 31, 2007, investments in marketable equity securities, net are summarized as follows:

Available for sale equity securities:

	June 30, 2007	March 31, 2007
Cost of securities	$50,667	$50,667
Plus gross unrealized gain	825,803	901,622
Less gross unrealized loss	(12,666)	(5,066)

Fair value	$863,804	$947,223

Realized gains and losses from available for sale equity securities are determined on the basis of the specific cost of the security sold versus the sale price of the security. For the three months ended June 30, 2007 and 2006, the Company had no realized losses. The change in marketable equity securities included in earnings for the three months ended June 30, 2006 was $572,096, of which $572,096 of unrealized holding gains were reclassified from accumulated other comprehensive income into earnings. For the three months ended June 30, 2007, the Company had no realized gains.

NOTE 5 – ACCOUNTS RECEIVABLE, NET

At June 30, 2007 and March 31, 2007, accounts receivable, net consist of the following:

	June 30, 2007	March 31, 2007
Accounts receivable	$2,580,982	$2,945,141
Less allowance for uncollectible accounts	(273,404)	(250,953)

Total	$2,307,578	$2,694,188

For the three months ended June 30, 2007 and 2006, bad debt expense charged to operations for estimated uncollectible accounts receivable was $28,867 and $(17,671), respectively, whereas uncollectible accounts receivable written off during the three months ended June 30, 2007 and 2006 amounted to $2,947 and $32,929, respectively.

NOTE 6 – INVENTORIES

At June 30, 2007 and March 31, 2007, inventories, net consist of the following:

	June 30, 2007	March 31, 2007
Raw materials	$75,872	$102,947
Finished goods	5,797,755	5,988,014

	5,873,627	6,090,961
Less reserve for obsolescence	(67,395)	(69,914)

Total	$5,806,232	$6,021,047

NOTE 7 – INCOME TAXES

Income tax expense (benefit) for the three months ended June 30, 2007 and 2006 are as follows:

	2007	2006
Current income tax expense (benefit)	$5,173	$72,881
Deferred income tax expense (benefit)	(69,070)	97,607

Income tax expense (benefit)	$(63,897)	$170,488

Income taxes for the three months ended June 30, 2007 and 2006 differ from the amounts computed by applying the effective income tax rate of 37% to income (loss) before income taxes as a result of the following:

	2007	2006
Computed tax expense (benefit) at the statutory rate	$(438,400)	$237,600
Increase (decrease) in taxes resulting from:
Non-deductible items	1,103	1,340
Derivative (income) expense and other adjustments	248,000	31,548
Increase (decrease) in valuation allowance	125,400	(100,000)

Income tax expense (benefit)	$(63,897)	$170,488

Temporary differences that give rise to deferred tax assets and liabilities as of June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Deferred tax assets:
Bad debts	$149,500	$134,700
Inventories	116,200	120,700
Net operating loss carryforward	872,400	716,300
Accrued vacation	25,000	21,400
Amortization	120,500	100,900

Gross deferred tax assets	1,283,600	1,094,000
Less valuation allowance	(698,400)	(573,000)

	$585,200	$521,000

Deferred tax liabilities:
Deferred revenue	$4,600	$5,800
Depreciation	126,200	128,400
Unrealized gain on marketable equity securities	305,900	337,400

Gross deferred tax liability	$436,700	$471,600

Net increase (decrease) in valuation allowance	$125,400	$273,000

As of June 30, 2007 and March 31, 2007, the Company had a current income tax liability of zero and $115, respectively, an accrued income tax liability of $231 and $925, respectively, a net deferred income tax asset of $148,500 and $49,400, respectively, and a net deferred income tax liability of zero, which primarily represents the potential future tax expense associated with the unrealized gains on marketable equity securities, and is partially offset due to potential utilization of net operating losses not previously recognized. The Company has net operating losses that expire through June 30, 2027.

The Company adopted Financial Standards Board Interpretation No. 48, Accounting for Income Taxes (“FIN 48”), an interpretation of SFAS 109, on April 1, 2007. As a result of the adoption of FIN 48, the Company has not recognized a material adjustment in the liability for unrecognized tax benefits and has not recorded any provisions for accrued interest and penalties related to uncertain tax positions.

NOTE 8 – REVOLVING NOTES PAYABLE

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

As of June 30, 2007 and March 31, 2007, the outstanding principal balance on the notes was $2,265,359 and $2,274,413, respectively.

Because the common stock underlying the conversion feature embedded in the $2,000,000 convertible minimum borrowing note and the warrant are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument liabilities (see Note 11). The embedded derivative instruments (primarily the conversion feature) related to the $2,000,000 convertible minimum borrowing note were bifurcated and recorded as a derivative instrument liability. The warrants were valued using the Black-Scholes option pricing model at $937,500. Because the fair value of the warrants of $937,500 and the fair value of the bifurcated derivative instrument of $2,530,973 exceeded the proceeds received, the convertible minimum borrowing note was initially recorded at zero and an initial expense of $1,468,473 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 11).

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. In connection with the September 12, 2005 and the April 16, 2007 stock issuances, the lender waived this provision. The conversion price of the secured convertible notes may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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

On July 19, 2005, the Company entered into a Postponement Agreement with Laurus, whereby Laurus agreed to postpone the Company’s obligation to make certain amortization payments on its September 30, 2004 secured convertible note (see Note 10). In connection with the agreement, Laurus agreed to amend the Registration Rights Agreement with the Company, to extend the dates for the filing requirements of the Registration Statement.

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

•

In connection with the foregoing, the Company issued 275,000 restricted shares of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 2004 note;

•

In connection with the foregoing, the Company issued 75,000 restricted shares of our common stock to Laurus, for postponement of the obligation to repay the overadvances in connection with the March 2005 note.

The fair value of the 350,000 shares issued in connection with the April 11, 2007 Postponement and Amendment Agreement was $164,500, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount in the amount of $129,250 on the September 2004 note and a discount in the amount of $35,250 on the March 2005 note, and the discounts are being amortized to interest expense over the lives of the respective notes, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

The revolving note payable provides for borrowings utilizing an asset based formula, based on eligible accounts receivable and inventory, less certain allowances and reserves.

On April 26, 2007, the Company entered into a Business Loan Agreement with First Community Bank of America (“FCB”), whereby the Company issued a secured Promissory Note to FCB in the maximum principal amount of $1,000,000, or so much as may be outstanding, together with interest on the unpaid outstanding principal balance from time to time. Loan advances will be made from time to time upon the request of the Company. The note matures on October 15, 2007. Annual interest on the note is equal to the U.S. Prime Rate as published in The Wall Street Journal, plus 1%. Interest shall be calculated from the date of each advance until repayment of each advance. Interest on the note is payable monthly on the 26th day of each month, commencing May 26, 2007. There is no prepayment penalty on the note. The note is guaranteed by Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s Chief Executive Officer and President. In addition, Jugal Taneja and his spouse, and Mandeep Taneja have pledged certain shares of the Company’s common stock as collateral for the note. Proceeds of the note were used for short-term working capital needs. As of June 30, 2007, the outstanding principal balance on the note was $1,000,000

Revolving notes payable consists of the following at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Principal balance of revolving note payable collateralized by all assets, interest payable at prime (8.25% at June 30, 2007 and March 31, 2007) plus 2% through March 29, 2008.	$2,265,359	$2,274,413

Less face value of convertible portion of revolving note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $1.13 per share. Proceeds from the convertible debenture were allocated first to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(2,000,000)	(2,000,000)

Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	1,929,771	1,715,352
Less discount recorded for April 11, 2007 postponement agreement.	(35,250)	—
Plus amortization of discount as interest expense, related to postponement agreement.	10,775	—

Principal balance of revolving note payable collateralized by certain assets, interest payable at prime (8.25% at June 30, 2007) plus 1% through October 15, 2007.	1,000,000	—

Total	$3,170,655	$1,989,765

(a)	See Note 11 for information on the derivative instrument liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible minimum borrowing note.

NOTE 9 – SHORT-TERM OBLIGATIONS

Short-term obligations consist of the following at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Note payable, unsecured, due in monthly payments of $15,149, including interest at 7.732%, through June 2007.	$—	$30,008
Note payable, unsecured, due in monthly payments of $2,933, including interest at 9.861%, through June 2007.	—	5,798
Note payable, unsecured, due in monthly payments of $1,601, including interest at 10%, through June 2007.	—	4,727
Note payable, unsecured, due in monthly payments of $4,710, including interest at 7.73%, through June 2007.	—	9,330

Total	$—	$49,863

NOTE 10 – LONG-TERM OBLIGATIONS

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

The convertible note has a term of three years. The fixed conversion rate is equal to $.90 (103% of the average closing price for the ten days prior to the execution of the securities purchase agreement). Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the note will be reduced accordingly. In connection with the September 12, 2005 and the April 16, 2007 stock issuances, the lender waived this provision. The conversion price of the note may be adjusted in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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

As of June 30, 2007 and March 31, 2007, the outstanding principal balance on the convertible note was $3,462,500 and $3,687,500, respectively. As of June 30, 2007 and March 31, 2007, 989,758 shares of Company common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

Because the common stock underlying the conversion feature embedded in the $6,000,000 convertible note and the warrant are subject to our Registration Rights Agreement with Laurus, they have been accounted for as derivative instrument assets or liabilities (see Note 10). The interest rate index derivative asset related to the interest rate index feature was recorded as a derivative instrument asset. The embedded derivative instruments (primarily the conversion feature) related to the $6,000,000 convertible note were bifurcated and recorded as a derivative instrument liability. The warrants were valued using the Black-Scholes option pricing model at $1,357,125. Because the fair value of the warrants of $1,357,125 and the fair value of the bifurcated derivative instrument of $6,579,999 exceeded the proceeds received, the convertible minimum borrowing note was initially recorded at zero and a charge to income of $1,937,124 was recognized to record the warrants and the bifurcated derivative instrument at their fair values (see Note 11).

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

•

In connection with the foregoing, the Company issued 275,000 restricted shares of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 2004 note;

•

In connection with the foregoing, the Company issued 75,000 restricted shares of our common stock to Laurus, for postponement of the obligation to repay the overadvances in connection with the March 2005 note.

The fair value of the 350,000 shares issued in connection with the April 11, 2007 Postponement and Amendment Agreement was $164,500, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount in the amount of $129,250 on the September 2004 note and a discount in the amount of $35,250 on the March 2005 note, and the discounts are being amortized to interest expense over the lives of the respective notes, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

In June 2007, approximately $288,000 of the September 2004 note was assigned by Laurus to Valens U.S. SPV I, LLC.

Long-term obligations consist of the following at June 30, 2007 and March 31, 2007:

	June 30, 2007	March 31, 2007
Convertible note payable collateralized by all assets, due in monthly principal payments (see above), plus interest at prime (8.25% at June 30, 2007 and March 31, 2007) plus 2%, through September 2007.	$3,462,500	$3,687,500
Less face value of convertible note payable, accounted for as a derivative financial instrument liability, convertible into shares of the Company’s common stock at a conversion price of $0.90 per share. Proceeds from the convertible debenture were allocated first to the warrants and to the embedded conversion feature and the residual to the debenture. The resulting discount is being amortized through period charges to interest expense using the effective interest method. (a)	(6,000,000)	(6,000,000)
Plus amortization of discount recorded as derivative instrument interest expense using an effective interest rate of 300%. (a)	6,748,709	6,135,190
Less discount recorded for July 19, 2005 postponement agreement.	(189,750)	(189,750)
Less discount recorded for April 28, 2006 postponement agreement.	(82,500)	(82,500)
Less discount recorded for April 11, 2007 postponement agreement.	(129,250)	—
Plus amortization of discount as interest expense, related to postponement agreements.	296,822	200,366
Capitalized lease obligation for certain equipment, due in monthly payments of $499, including interest at 11.33%, through July 2010.	15,160	16,207

	4,121,691	3,767,013
Less current maturities	4,111,026	3,755,176

Total	$10,665	$11,837

(a)	See Note 11 for information on the derivative instrument assets or liabilities related to the warrants issued to Laurus and the bifurcated embedded derivative instruments related to the convertible note.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS

The captions derivative financial instruments consist of (a) the embedded conversion feature bifurcated from the September 2004 and the March 2005 convertible debentures, (b) the Warrants issued in connection with the September 2004 and March 2005 convertible debts and (c) interest rate index. These derivative financial instruments are indexed to an aggregate of 5,773,568 and 6,160,908 shares, respectively, at June 30, 2007 and March 31, 2007, and are carried at fair value.

We use the Black-Scholes option price model to value embedded conversion feature components of any bifurcated embedded derivative instruments that are recorded as derivative assets or derivative liabilities. See Note 8 and Note 10 related to embedded derivative instruments that have been bifurcated from our notes payable to Laurus. We use the discounted present value of future cash flows to value derivative financial assets.

In valuing the embedded conversion feature components of the bifurcated embedded derivative instruments and the detachable warrants, at the time they were issued and at June 30, 2007 and March 31, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of zero and the remaining period or maturity date of the convertible debt instruments. Even though the warrants issued in September 2004 were to expire in five years and the warrants issued March 2005 were to expire in seven years, we assumed they would be exercised in three years, the life of the convertible debt instruments, based on normal practices by the lender. All convertible instruments and warrants can be exercised by the holder at any time.

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

The effective interest rate used to amortize the debt discount on the September 2004 6.75% convertible debenture and the March 2005 7.75% convertible debenture, amounted to 300% and 300%, respectively. Amortization of the discounts, which are included in derivative interest expense, amounted to $613,519 and $214,419, respectively, for the three months ended June 30, 2007, and $531,386 and $214,419, respectively, for the three months ended June 30, 2006.

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

Interest Rate Index Derivative

The September 2004 and March 2005 convertible debt financings included provisions to potentially lower the stated interest rates on the instruments in the event the price of the Company’s common stock was to increase by over 25% of the stated conversion price relating to the financing. For the September 2004 financing, the stated interest rate of 6.75% could be reduced by 200 basis points for every 25% increase in the Company’s common stock price above the conversion price. This provision could potentially reduce the interest rate, but not below zero, and would not result in an increase in the interest rate. The provision only took effect upon the effectiveness of a registration statement. The registration statement became effective on November 15, 2004 for the September 2004 financing and thus triggered the interest rate index (“IRI”) provision. On April 9, 2007, the registration statement filed for the March 2005 financing became effective thus triggering the IRI provision, however the fair value of the IRI was zero, based on the undiscounted cash flow of the reduction in interest.

Since the IRI is directly affected by the price of the Company’s common stock and has a value dependent on the price of the stock, it was determined to be a derivative asset. The fair value of the asset was determined using the present value of the projected cash flow benefit of the potential reduction in the interest rate over the term of the loan. The initial fair value of the present value of discounted future cash flows from the projected reduction in the interest on the September 2004 convertible debt was $335,126. Since the price of the Company’s stock has decreased, the fair value of the IRI decreased to zero as of June 30, 2007 and March 31, 2007.

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

At June 30, 2007 and March 31, 2007, the following derivative asset and liabilities related to common stock warrants and embedded derivative instruments were outstanding:

Derivative Financial Asset

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2007	Value At March 31, 2007
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$335,126	$—	$—

Fair value of freestanding interest rate index derivative instrument asset					$—	$—

Derivative Financial Liabilities

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2007	Value At March 31, 2007
9/30/2004	9/30/2007	1,375,000 warrants issued to Laurus	$1.04	$1,357,125	$—	$—
3/29/2005	3/29/2008	750,000 warrants issued to Laurus	$1.37	$937,500	$—	$—

Fair value of freestanding derivative instrument liabilities for warrants					$—	$—

			Exercise	Value	Value At	Value At
Issue Date	Expiration Date	Instrument	Price Per Share	At Issue Date	June 30, 2007	March 31, 2007
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$6,579,999	$230,833	$368,750
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$2,530,973	$247,788	$247,788

Fair value of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$478,621	$616,538

Issue Date	Expiration Date	Instrument	Exercise Price Per Share	Value At Issue Date	Value At June 30, 2007	Value At March 31, 2007
9/30/2004	9/30/2007	Laurus $6,000,000 term note	$0.90	$748,187	$3,898	$17,916
3/29/2005	3/29/2008	Laurus $2,000,000 revolving term note	$1.13	$273,968	$12,806	$16,075

Fair value of interest portion of bifurcated embedded derivative instrument liabilities associated with the above mentioned instruments					$16,704	$33,991

Total derivative financial instrument liabilities					$495,325	$650,529

NOTE 12 – STOCK OPTIONS

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

As a result of adopting FAS 123(R), zero and $77,375, respectively, of share-based compensation was charged against income for the three months ended June 30, 2007 and 2006.

On October 17, 2004, a meeting of the Compensation Committee of the Board of Directors of the Company was held. At the meeting, the Compensation Committee granted options to purchase 500,000 shares of the Company’s common stock, effective October 1, 2004, to Jugal Taneja, the Company’s Chairman and a principal shareholder of the Company, as compensation for Mr. Taneja’s personal guarantee to Laurus Master Fund, Ltd. of financing in the amount of $6 million, to fund the BOSS acquisition. The exercise price of the options is $1.14 (110% of the fair value of the Company’s common stock on September 30, 2004). The options vest approximately equally over a three year period, commencing October 1, 2005. For the options granted, the balance of deferred consulting fees as of June 30, 2007 and March 31, 2007 was $41,564 and $83,127, respectively. The initial valuation of these options was $498,763. For the three months ended June 30, 2007 and 2006, the Company included compensation expense in the amount of $41,563 in selling, general and administrative expenses in the statements of operations, for these options.

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

As of June 30, 2007 and March 31, 2007, there were no options outstanding. Any options which are forfeited or cancelled before expiration become available for future grants.

NOTE 13 – SHAREHOLDERS’ EQUITY

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

On April 11, 2007, the Company entered into a Postponement and Amendment Agreement with Laurus, whereby Laurus agreed to a reduction in the principal payments under the September 2004 note to $75,000 per month for each of the months commencing January 2007 through the maturity date of the note, at which time all deferred payments become due and owing and to postpone the Company’s obligation to repay overadvances of up to $1,721,000 under the March 2005 revolving note whereby such overadvances shall be due and payable on December 31, 2007. In consideration therefore, the Company issued to Laurus 350,000 shares of restricted common stock of the Company.

NOTE 14 – EARNINGS (LOSS) PER SHARE

The following sets forth the computation of basic and diluted net earnings (loss) per common share for the three months ended June 30, 2007 and 2006:

	2007	2006
Numerator:
Net income (loss)	$(1,108,999)	$441,702
Less preferred stock dividends	—	—

Net income (loss) available to common shareholders	(1,108,999)	441,702

Less derivative instrument income and interest expense, net , from convertible notes	—	—

Net income (loss) available to common shareholders after assumed conversion of dilutive securities	$(1,108,999)	$441,702

Denominator:
Weighted average shares outstanding	16,636,915	14,806,418
Effect of dilutive securities:
Convertible notes	—	—
Warrants	—	—
Stock options	—	700,000

Weighted average fully diluted shares outstanding	16,636,915	15,506,418

Net earnings (loss) per common share –
Basic	$(0.07)	$0.03

Diluted	$(0.07)	$0.03

For the three months ended June 30, 2007, warrants on 200,000 shares of common stock and 5,617,135 shares issuable upon conversion of convertible notes were not included in the computation of diluted earnings (loss) per share because their effects were anti-dilutive. For the three months ended June 30, 2006, options on 1,255,000 shares of common stock and warrants on 500,000 shares of common stock were not included in the computation of diluted earnings per share because their effects were anti-dilutive.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade accounts receivable are limited due to the distribution of sales over a large customer base. For the three months ended June 30, 2007 and 2006, DPS Nutrition Inc. accounted for 7.1% and 10.4%, respectively, in relation to total consolidated revenues. The Company has no concentration of customers within specific geographic areas outside of the United States that would give rise to significant geographic credit risk.

Financial instruments that potentially subject the Company to concentrations of credit risk include cash deposits with commercial banks and brokerage firms. At June 30, 2007 and March 31, 2007, the Company maintained cash balances in excess of the Federal Deposit Insurance Company’s $100,000 insurance limit.

NOTE 16 - SUBSEQUENT EVENTS

As previously reported, on May 14, 2007, the Company and GeoPharma, Inc. entered into a definitive agreement (the “Merger Agreement”) under which the Company will merge with and into a wholly-owned subsidiary of GeoPharma in a stock transaction (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth.

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

On May 15, 2007, the Company and GeoPharma filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of the Company by GeoPharma, pursuant to the terms of the definitive Merger Agreement. The SEC declared the S-4 Registration Statement, as amended, effective on July 5, 2007. On August 10, 2007, the Merger Agreement was approved by shareholders of the Company and GeoPharma. The merger will be effected once all of the conditions to the merger have been completed or waived.

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

Results of Operations

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Revenues

We generated revenues of $15,339,492 for the three months ended June 30, 2007, an increase of $1,521,471 or 11.0%, compared to $13,818,021 for the three months ended June 30, 2006. The increase was primarily attributable to organic growth resulting from expansion of our distribution channels with the opening of a distribution center in Dallas, Texas in January 2007 and the expansion of our in-house sales force. We expect organic growth of up to 15% in the future, based on expansion of marketing efforts through our in-house sales force.

Gross Profit

We achieved a gross profit of $2,773,518 for the three months ended June 30, 2007, an increase of $67,470 or 2.5%, compared to $2,706,048 for the three months ended June 30, 2006. Gross margin, as a percentage of revenues, was 18.1% and 19.6%, respectively, for the three months ended June 30, 2007 and 2006. We expect gross margins of 18% to 20% in the future.

Operating Expenses

We incurred operating expenses of $2,926,690 for the three months ended June 30, 2007, compared to $2,695,786 for the three months ended June 30, 2006. For the three months ended June 30, 2007, these expenses include various selling, general and administrative expenses of $2,795,188, and amortization and depreciation expenses of $131,502, compared to $2,573,854 in various selling, general and administrative expenses, and amortization and depreciation expenses of $121,932 for the three months ended June 30, 2006.

For the three months ended June 30, 2007 and 2006, selling, general and administrative expenses included non-cash amortization of deferred consulting fees of $41,563 and $65,938, respectively.

Outbound transportation expenses, which are included in selling, general and administrative expenses, were $596,525 and $507,132, respectively, for the three months ended June 30, 2007 and 2006.

Operating expenses, excluding amortization and depreciation expenses decreased to 18.2% of revenues for the three months ended June 30, 2007, from 18.6% of revenues for the three months ended June 30, 2006. The decrease in operating expenses as a percentage of revenues was attributable to a decrease in commissions paid to brokers and outside sales representatives, the absence of stock-based compensation costs, a decrease in tradeshow and travel expenses, and was partially offset by an increase in accounting fees, an increase in our allowance for bad debts related to accounts and notes receivable, an increase in credit card fees, an increase in outbound transportation costs, an increase in compensation related expenses, an increase in insurance expenses, an increase in profit sharing plan expenses and an increase in rent expense.

The Company now recognizes stock-based compensation costs in operating expenses, due to the adoption of FAS 123(R), on April 1, 2006. Share-based compensation expense was zero and $77,375, respectively, for the three months ended June 30, 2007 and 2006.

Operating Income (Loss)

Operating loss was $153,172 for the three months ended June 30, 2007, compared to operating income of $10,262 for the three months ended June 30, 2006. As a percentage of revenues, operating loss was 1.0% for the three months ended June 30, 2007. As a percentage of revenues, operating income was 0.1% for the three months ended June 30, 2006.

Other Income (Expense)

Other income (expense) was $(1,019,724) for the three months ended June 30, 2007, compared to $601,928 for the three months ended June 30, 2006. Below is a discussion of each of the various line items of other income (expense).

Derivative instrument income (expense), net, was $155,204 for the three months ended June 30, 2007, compared to $731,503 for the three months ended June 30, 2006. Derivative instrument interest expense was $827,938 for the three months ended June 30, 2007, compared to $745,805 for the three months ended June 30, 2006. The accounting for derivative financial instruments is very complex and has had a material non-cash effect on our net income (loss) for the three months ended June 30, 2007 and 2006. We expect the accounting for these derivative financial instruments to have a material non-cash effect on our net income (loss) in any given reporting period during the life of the derivative financial instruments. The effect on our future earnings (losses) cannot be predicted since various factors effect both the valuation and corresponding charges or credits to income at each reporting period, as further discussed below under “Derivative Instruments”.

Interest income was $2,092 for the three months ended June 30, 2007, compared to $6,119 for the three months ended June 30, 2006. The decrease in interest income was a result of the reduction in interest received on notes receivable due to smaller principal balances and was partially offset by higher cash amounts held in interest bearing accounts in banks.

For the three months ended June 30, 2007, other income and expenses, net, of $(65,013) consisted primarily of expenses incurred in connection with our planned merger with GeoPharma, Inc. For the three months ended June 30, 2006, other income and expenses, net, of $93,180 consisted primarily of proceeds from an insurance claim, proceeds from a disputed escrow balance, and income from negotiated allowances on prior years.

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

Interest expense was $280,288 for the three months ended June 30, 2007, compared to $209,690 for the three months ended June 30, 2006. Interest expense increased for the three months ended June 30, 2007, primarily as a result of interest rate increases and an increase in short-term obligations issued for insurance policy premiums. In addition, $107,231 and $31,657, respectively, of the interest expense for the three months ended June 30, 2007 and 2006 relates to the non-cash amortization of the debt discounts based on the Black-Scholes option pricing model, applied to the postponement agreements entered into in July 2005, April 2006 and April 2007, in connection with the September 2004 and the March 2005 convertible notes.

Income Taxes

As of June 30, 2007 and March 31, 2007, we had a current income tax liability of zero and $115, respectively, and an accrued income tax liability of $231 and $925, respectively. We had an estimated deferred income tax asset of $148,500 and $49,400, respectively, as of June 30, 2007 and March 31, 2007, which primarily represent the potential future tax expense associated with unrealized gains on marketable equity securities, and are partially offset due to potential utilization of net operating losses not previously recognized. The net operating losses may be carried forward for up to up to 20 years.

Net Income (Loss) Per Share

We had a net loss of $1,108,999 or $0.07 per basic and diluted share for the three months ended June 30, 2007, compared to net income of $441,702 or $0.03 per basic and diluted share for the three months ended June 30, 2006.

Derivative Instruments

Derivative instrument income (expense), net, represents the net unrealized (non-cash) change, during the three months ended June 30, 2007 and 2006, in the fair value of our derivative financial instrument assets or liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Derivative instrument interest expense, with a corresponding increase in the face amount of the debts, for the three months ended June 30, 2007 and 2006, represents the (non-cash) accretion of debt discount as a result of the bifurcation of the embedded conversion features and related warrants. We calculated the accretion using the effective interest rate method over the term of the debts. Due to the effect of the payment streams associated with the debts, the straight-line amount of the accretion is substantially equivalent to the effective interest rate method and therefore is the resulting method we used for our calculations.

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

In connection with the September 30, 2004 convertible debt, we executed an interest rate index (“IRI”) whereby if the price of our common stock had increased by a specified amount, there would have been a reduction in the stated interest rate payable on that instrument. This initially created a derivative instrument asset. The IRI agreement provided for a potential reduction but not an increase in the stated interest rate. The fair value of the derivative instrument asset so created would increase if we projected a potential increase in the price of our common stock. This resulted in derivative instrument income for the year ended March 31, 2005. Since the price of our common stock decreased during the three months ended June 30, 2007 and 2006, the resulting fair value of the IRI was zero at June 30, 2007 and 2006, and March 31, 2007. For a full discussion on Derivative Instruments, see Note 11 to our condensed consolidated financial statements as of June 30, 2007, and for the three months ended June 30, 2007.

Inflation And Seasonality

We believe that there was no material effect on our operations or our financial condition as a result of inflation for the three months ended June 301, 2007 and 2006. We also believe that our business is not seasonal; however, significant promotional activities can have a direct impact on our sales volume in any given quarter.

Economic And Industry Conditions

We believe that there was no material effect on our operations or our financial condition a result of general economic and industry conditions for the three months ended June 30, 2007 and 2006. However, should there be a material deterioration of general economic or industry conditions, our results of operations could be impacted in any given quarter.

Financial Condition, Liquidity and Capital Resources

We finance our operations and growth primarily through cash flows from operations, borrowing under our revolving credit facilities, operating leases, trade payables, and the sale of equity and debt securities. We had a working capital deficit of $4,669,041 at June 30, 2007, compared to a working capital deficit of $3,688,369 at March 31, 2007.

Net cash used in operating activities was $988,290 for the three months ended June 30, 2007, as compared to net cash used in operating activities of $32,465 for the three months ended June 30, 2006. The usage of cash was primarily attributable to an increase in amounts due to/from affiliates, net, of $4,472, an increase in prepaid expenses of $34,357 primarily due to the timing of insurance policy renewals, an increase in other current assets of $5,099 primarily based on an increase in refunds due from vendors, a decrease in accounts payable of $1,408,435 based on payments made on accounts, a decrease in other payables of $147,279 primarily based on a decrease in prepayments received from customers, a decrease in income tax payable of $115, a decrease in accrued income taxes of $694, a decrease in net deferred income taxes of $69,069 as a result of an increase in available net operating loss carry forwards, partially offset by a decrease in accounts receivable of $386,610 based on decreases in credit sales, a decrease in inventories of $214,815 due to decreased restocking levels and an increase in accrued expenses of $216,993.

Net cash used in investing activities was $15,449, representing purchases of property and equipment of $22,056 and the purchase of a certificate of deposit of $301, partially offset by proceeds from the sale of property of $2,000, proceeds from repayments on notes receivable of $1,000, and proceeds from redemption of certificates of deposit of $3,908.

Net cash provided by financing activities was $702,296, representing the excess of advances received versus payments made of $990,946 on our short-term revolving notes, partially offset by payments of long-term obligations of $226,047, the payment of short-term obligations of $49,863 and the payment of loan costs of $12,740.

At June 30, 2007, we had $803,402 in cash and cash equivalents, as compared to $1,104,845 at March 31, 2007.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the note will be reduced accordingly. In connection with the September 12, 2005 and the April 16, 2007 stock issuances, the lender waived this provision. The conversion price of the note may be adjusted proportionately in certain circumstances such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution.

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

As of June 30, 2007 and March 31, 2007, the outstanding principal balance on the convertible note was $3,462,500 and $3,687,500, respectively. As of June 30, 2007 and March 31, 2007, 989,758 shares of our common stock have been issued to Laurus in payment of $750,000 of principal and $140,782 of interest on the note.

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

Upon an issuance of shares of common stock below the fixed conversion price, the fixed conversion price of the notes will be reduced accordingly. The conversion price of the secured convertible notes may be adjusted proportionately in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or if we take such other actions as would otherwise result in dilution. In September 2005, we sold 150,000 restricted shares of our common stock at a price below market. In connection therewith, Laurus waived their anti-dilution provisions related to all convertible notes and warrants issued to Laurus. In connection with the April 16, 2007 stock issuance, Laurus also waived this provision.

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

•

In connection with the foregoing, the Company issued 275,000 restricted shares of our common stock to Laurus, for postponement of the portion of principal payments in connection with the September 2004 note;

•

In connection with the foregoing, the Company issued 75,000 restricted shares of our common stock to Laurus, for postponement of the obligation to repay the overadvances in connection with the March 2005 note.

The fair value of the 350,000 shares issued in connection with the April 11, 2007 Postponement and Amendment Agreement was $164,500, based upon the closing price of our common stock on that date. This financing cost was recorded as a discount in the amount of $129,250 on the September 2004 note and a discount in the amount of $35,250 on the March 2005 note, and the discounts are being amortized to interest expense over the lives of the respective notes, in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

On April 26, 2007, the Company entered into a Business Loan Agreement with First Community Bank of America (“FCB”), whereby the Company issued a secured Promissory Note to FCB in the maximum principal amount of $1,000,000, or so much as may be outstanding, together with interest on the unpaid outstanding principal balance from time to time. Loan advances will be made from time to time upon the request of the Company. The note matures on October 15, 2007. Annual interest on the note is equal to the U.S. Prime Rate as published in The Wall Street Journal, plus 1%. Interest shall be calculated from the date of each advance until repayment of each advance. Interest on the note is payable monthly on the 26th day of each month, commencing May 26, 2007. There is no prepayment penalty on the note. The note is guaranteed by Jugal K. Taneja, the Company’s Chairman and Mandeep K. Taneja, the Company’s Chief Executive Officer and President. In addition, Jugal Taneja and his spouse, and Mandeep Taneja have pledged certain shares of the Company’s common stock as collateral for the note. Proceeds of the note will be used for short-term working capital needs. As of June 30, 2007, the principal balance on the note was $1,000,000.

On May 14, 2007, the Company and GeoPharma entered into a definitive agreement (the “Merger Agreement”) under which the Company will merge with and into a wholly-owned subsidiary of GeoPharma in a stock transaction (the “Merger”). The Board of Directors of the Company determined that the Merger would further the Company’s long-term business objectives, including without limitation, providing additional capital to support continued growth.

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

On May 15, 2007, the Company and GeoPharma filed with the Securities and Exchange Commission (the “SEC”) a joint proxy statement/prospectus on Form S-4, in connection with the proposed acquisition of the Company by GeoPharma pursuant to the terms of the definitive Merger Agreement. The SEC declared the S-4 Registration Statement, as amended, effective on July 5, 2007. On August 10, 2007, the Merger Agreement was approved by the shareholders of the Company and GeoPharma. The merger will be effected once all of the conditions of the merger have been completed or waived.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

Item 4.	CONTROLS AND PROCEDURES.

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

Item 1A.	RISK FACTORS.

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 16, 2007, we issued 100,000 restricted shares of our common stock to a consultant in payment of consulting services provided to us. Such shares were issued based upon the exemption provided by Section 4(2) under the Securities Act of 1933.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS.

2.1	Agreement and Plan of Reorganization, dated as of May 14, 2007, by and among GeoPharma, Inc., Florida Merger Subsidiary Corp. and Dynamic Health Products, Inc. (7)

3.1	Articles of Incorporation of Direct Rx Healthcare, Inc., filed January 27, 1998. (1)

3.2	Articles of Amendment to Articles of Incorporation of Nu-Wave Health Products, Inc., dated August 11, 1998. (2)

3.3	Articles of Amendment to Articles of Incorporation of Dynamic Health Products, Inc., filed September 1, 1998. (3)

3.4	Articles of Restatement of the Articles of Incorporation of Dynamic Health Products, Inc., filed April 16, 1999. (3)

3.5	Certificate of Amendment to Restated Articles of Incorporation of Dynamic Health Products, Inc., filed October 25, 2004. (4)

10.1	Postponement and Amendment Agreement, dated as of April 11, 2007, by and among Laurus master fund, Ltd., Dynamic Health Products, Inc. and Dynamic Marketing I, Inc. (5)

10.2	Business Loan Agreement, dated as of April 26, 2007, by and between Dynamic Health Products, Inc. and First Community Bank of America. (6)

10.3	Promissory Note issued by Dynamic Health Products, Inc. to First Community Bank of America, dated April 26, 2007. (6)

10.4	Commercial Security Agreement, dated as of April 26, 2007, by and between Dynamic Health Products, Inc. and First Community Bank of America. (6)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998, file number 0-23031, filed in Washington, D.C. on June 16, 1998.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, file number 0-23031, filed in Washington, D.C. on August 14, 1998.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999, file number 0-23031, filed in Washington, D.C. on July 9, 1999.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated October 25, 2004, file number 0-23031, filed in Washington, D.C. on October 26, 2004.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 11, 2007, file number 0-23031, filed in Washington, D.C. on April 11, 2007.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated April 26, 2007, file number 0-23031, filed in Washington, D.C. on April 26, 2007.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, dated May 14, 2007, file number 0-23031, filed in Washington, D.C. on May 17, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Health Products, Inc.

Date: August 14, 2007	By:	/s/ Mandeep K. Taneja
Mandeep K. Taneja, Chief Executive
Officer and President

Date: August 14, 2007	By:	/s/ Cani I. Shuman
Cani I. Shuman,
Chief Financial Officer